Form 10-K
period 2018-12-31
Wiseman Global Ltd
filed 2019-03-29
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-228130

WISEMAN GLOBAL LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0576335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308#39, Renmin 4th Road, Danshui Town,

Huizhou City, 516200 Guangdong, China

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +86 755 8489 9169

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

55,200,000 common shares issued and outstanding as of March 29, 2019

Wiseman Global Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Wiseman” are references to WISEMAN GLOBAL LIMITED, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Wiseman Global Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on July 17, 2018.

On July 17, 2018, Mr. Lai Jinpeng was appointed as President, Chief Executive Officer, Secretary, Treasurer and a member of our Board of Directors. Additionally, on the same day, the Company issued 20,000,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Lai Jinpeng for initial working capital of $2,000.

On September 5, 2018, the Company issued 27,500,000 shares of restricted common stock to Mr. Zhao Zhiming, each with a par value of $0.0001 per share, for additional working capital of $2,750.

On September 5, 2018, the Company issued 2,500,000 shares of restricted common stock to Mr. Lin Haisong, each with a par value of $0.0001 per share, for additional working capital of $250.

On September 12, 2018 We, “Wiseman Global Limited,” a Nevada corporation, acquired 100% of the equity interests of Wisdom Global Group Co., Limited, a Seychelles Company, in consideration of 50,000 US Dollars. Wisdom Global Group Co., Limited, a Seychelles Company, owns 100% of Wiseman Global Limited, a Hong Kong Company.

On September 7, 2018, Wisdom Global Group Co., Limited, our wholly owned subsidiary, acquired 100% of the equity interests of Wiseman Global Limited, a Hong Kong Company, from our Chief Executive Officer, Mr. Lai Jinpeng, in consideration of 100 Hong Kong Dollars (Equivalent to about 13 US Dollars).

At this time, we operate exclusively through our wholly owned subsidiary and share the same business plan as our wholly owned subsidiary, which also shares the same business plan as its wholly owned subsidiary, Wiseman Global Limited, the Hong Kong Company.

As of December 17, 2018, our Form S-1 Registration Statement was declared effective by the SEC.

Description of Business

Wiseman Global Limited, is a company that operates through its wholly owned subsidiary, Wisdom Global Group Co., Limited, a Seychelles Company. It should be noted that our wholly owned subsidiary, Wisdom Global Group Co., Limited, owns 100% of Wiseman Global Limited, the operating Hong Kong company which is described below. All of the previous entities share the same exact business plan.

Wiseman Global Limited is an early stage company that intends to distribute a full line of major household appliances and related products throughout China (PRC) and Hong Kong. Currently, the Company only operates in Hong Kong, but has intentions to expand into mainland China in the future. All plans pertaining to a future expansion into China are speculative at this point in time, and cannot be determined with any level of specificity. Wiseman Global Limited, a Hong Kong Company, is exploring the possibility of incorporating a wholly owned subsidiary in the PRC, for operations that may, in the future, take place in mainland China.

Our principal products are televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. It should be noted that we acquire our products from independent third parties and we do not presently, nor do we plan to, take part in any manufacturing activities. At present all sales are conducted through the personal network of the Company’s sole officer and director. Our Company website, which we will also advertise products for sale, has been developed.

Our inventory, at present, is purchased subsequent to the receipt of a customer order. Subsequent to receipt of an order we will first verify the cost of the customer order with third party manufacturers and provide the customer a quotation of the estimated costs. Once the consumer accepts the quotation and deposits partial, or full, payment of the order, we will purchase the corresponding products with a third-party manufacturer. We will either have the ordered products delivered directly to the consumer once we receive them from the third-party manufacturer, or temporarily store the products at our company office while arranging for delivery to the consumer. We plan to expand the product lines and negotiate the pricing with third-party manufacturers upon an increase in consumer demand and business.

It is our belief as a Company that Chinese consumers are increasingly drawn towards, and desire, connected appliances which fit seamlessly into the larger home ecosystem. To fill the demand for such connectivity we plan to develop a new technology called the “Wiseman Home System” which will allow, via the consumer’s home Wi-Fi network, for appliances to be networked together, allowing the consumer to access and operate them through their mobile phone applications (APPS). The features of the “Wiseman Home System” are not yet finalized and we have yet commenced development. There are many steps that will need to be taken before the system is available for retail.

Marketing Efforts

Currently, our marketing efforts are comprised of our sole officer and director offering products to his personal network. However, we are also developing a website designed to bolster our presence in the Chinese marketplace. On the website we intend to list our product offerings which may include, but are not limited to, televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Additionally, subsequent to the development of the “Wiseman Home System”, we intend to market this system on our website, which we believe will significantly improve our brand awareness. Furthermore, we have tentative plans in place to pursue various online marketing campaigns which may include, but not strictly be limited to, paid online advertising, social media, and traditional print marketing. However, at this point of time our marketing activities have not been fully determined or planned with enough specificity to accurately predict where our marketing efforts will be even over the next six months.

Competition

Competition in the home appliance industry is intense, including competitors such as Midea, Haier and Xiaomi, many of which have substantially greater resources than we have, and may manufacture their own products. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase preferences towards e-commerce and other channels. As a new entrant, we believe that we can compete in the current environment by focusing on promoting new and innovative products, building our brand, and enhancing the customer experience.

Trademarks, Licenses and Patents

Effective October 1, 2018, we entered into a Licensing Agreement to be granted the use of the “Wiseman” trademark. The license is non-exclusive, non-transferable and is for a term of thirty years. There was no consideration exchanged for the use of the “Wiseman” trademark.

Future Plans

In addition to the creation of our company website, we intend to focus throughout the foreseeable future, primarily upon the development of the Wiseman Home System. The features of the “Wiseman Home System” are not yet finalized and we have yet commenced development. We expect application development to occur after the conclusion of our offering. The estimated amount of capital needed to develop the Wiseman Home System is range from $45,000 to $75,000. If our anticipated timeline is accurate, we anticipate it will be fully developed and completed by the end of 2019. However, a number of factors could alter our timeline over the course of development, and as such we cannot predict the conclusion of development with any more specificity.

As soon as the application is completed, we have tentative plans in place to pursue various online marketing campaigns which may include, but not strictly be limited to, paid online advertising, social media, and traditional print marketing, in order to capture an initial user base and generate revenue. However, such plans are tentative and have not been fully developed. The following are some, but not necessarily all, intended features of the Wiseman Home System:

-	Allow consumers to fully utilize energy by automating functions like adjusting temperature, lights on and off, controlling windows, and adjusting irrigation based on the weather.
-	Provide insights and arouse attentions on energy efficiency and ecological factors to the consumers.
-	Pinpoint areas where consumers are using more energy than needed, allowing them to reduce the energy consumed in those areas and save money.

Note: There can be no assurances, or guarantees, that our efforts to develop our proposed Wiseman Home System will succeed, if developed. In the event that we cannot successfully develop our application then our business will most likely fail.

Additionally, we may use a portion of the proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments. We cannot assure you that we will make any acquisitions or investments in the future.

Employees

Currently, we have one employee, our Chief Executive Officer, Mr. Lai Jinpeng. Mr. Lai Jinpeng has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary. At present, Mr. Lai Jinpeng is responsible for every aspect of the Company’s operations.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director. We have no employment agreements at this time with our officers and directors. We intend to hire more staff to assist in the development and execution of our business operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 1308 #39, Renmin 4th Road, Danshui Town, Huizhou City, 516200 Guangdong, China.

Our office space is provided rent free by our Chief Executive Officer, Mr. Lai Jinpeng. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of December 31, 2018, we have 3 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214 and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

On July 17, 2018, our sole officer and director, Mr. Lai Jinpeng, was issued 20,000,000 shares of restricted common stock, each with a par value of $0.0001 per share, for initial working capital of $2,000.

On September 5, 2018, the Company issued 27,500,000 shares of restricted common stock to Mr. Zhao Zhiming, each with par value of $0.0001 per share, for additional working capital of $2,750.

On September 5, 2018, the Company issued 2,500,000 shares of restricted common stock to Mr. Lin Haisong, each with par value of $0.0001 per share, for additional working capital of $250.

Regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended December 31, 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on December 12, 2018, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Wiseman Global Limited is an early stage company that intends to distribute a full line of major household appliances and related products throughout China (PRC) and Hong Kong. Currently, the Company only operates in Hong Kong, but has intentions to expand into mainland China in the future.

Our principal products are televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. It should be noted that we acquire our products from independent third parties and we do not presently, nor do we plan to, take part in any manufacturing activities.

Our cash and cash equivalents are $16,987 as of December 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended December 31, 2018, the Company incurred a net loss of $51,551 and used cash in operating activities of $42,755 and borrowed $59,063 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Results of operations for the year ended December 31, 2018

Revenues

For the year ended December 31, 2018, the Company generated revenue in the amount of $5,084. The revenue is generated from the sales of household appliances and related products in China.

For the year ended December 31, 2018, the Company has sold household appliances such as television and air-con to four customers. These customers are personal acquaintances of our Chief Executive Officer, Mr. Lai Jinpeng.

General and Administrative Expenses

For the year ended December 31, 2018, we had general and administrative expenses in the amount of $52,350. These were primarily comprised of professional fees, company incorporation fees and audit fees.

Net Loss

Our net loss for the year ended December 31, 2018 was $51,551.

Liquidity and Capital Resources

Cash Provided by Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $42,755. The cash used in operating activities was attributable to general and administrative expenses which included professional fees, company incorporation fees and audit fees.

Cash Provided by Financing Activities

On July 17, 2018, our sole officer and director, Mr. Lai Jinpeng, was issued 20,000,000 shares of restricted common stock, each with a par value of $0.0001 per share, for initial working capital of $2,000.

On September 5, 2018, the Company issued 27,500,000 shares of restricted common stock to Mr. Zhao Zhiming, each with par value of $0.0001 per share, for additional working capital of $2,750.

On September 5, 2018, the Company issued 2,500,000 shares of restricted common stock to Mr. Lin Haisong, each with par value of $0.0001 per share, for additional working capital of $250.

For the year ended December 31, 2018, our sole officer and director, Mr. Lai Jinpeng, advanced $59,063 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

For the year ended December 31, 2018, net cash provided by financing activities was $64,063.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2020.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Lai Jinpeng	45	Chief Executive Officer, President, Secretary, Treasurer, Director

Lai Jinpeng - Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Lai Jinpeng received a Diploma in Internet Application from Guangzhou Industry Technical College in Guangdong Province, China.

Mr. Lai has been serving as the Company’s Chief Executive Officer, President, Secretary, Treasurer, and Director since July 17, 2018. Aside from setting the strategy and direction for the Company, he is also responsible for building and leading a team to execute the daily operations of the Company. Mr. Lai is also responsible for raising and allocating capital for the Company’s priorities. Prior to joining our company, from October 2006 to October 2010, Mr. Lai served as a Manager of Technology at Guangzhou Pacific Network Technology Limited, an enterprise infrastructure software products company. From November 2010 to June 2013 Mr. Lai served as President of Huizhou Xinlian Computer Technology Limited, a Chinese developer of software solutions. Subsequently, from June 2013 to July 2018, Mr. Lai served as Senior Vice President of the Sales Department at Shenzhen Zhiban Artificial Intelligent Technology Limited, a Chinese Internet media delivery software and services provider.

Mr. Lai’s experience in corporate management and business development has led the Board of directors to reach the conclusion that he should serve as President, Chief Executive Officer and Director of the Company.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1. Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception (July 17, 2018) to December 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lai Jinpeng Chief Executive Officer, President, Secretary, Treasurer and Director,	2018	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock (2)
LAI JINPENG (i),(ii),(iii)	20,000,000	40%

ZHAO ZHIMING(i)	27,000,000	55%

LIN HAISONG(i)	2,500,000	5%

All of the officers and directors as a group (one person)(iv)	20,000,000	40%

(1)	Except as otherwise set forth below, the address of each beneficial owner is 1308#39, Renmin 4th Road, Danshui Town, Huizhou City, 516200 Guangdong, China

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As of December 31, 2018, there were 50,000,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the year ended December 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On July 17, 2018, our sole officer and director, Mr. Lai Jinpeng, was issued 20,000,000 shares of restricted common stock, each with a par value of $0.0001 per share, for initial working capital of $2,000.

On September 5, 2018, the Company issued 27,500,000 shares of restricted common stock to Mr. Zhao Zhiming, each with par value of $0.0001 per share, for additional working capital of $2,750.

On September 5, 2018, the Company issued 2,500,000 shares of restricted common stock to Mr. Lin Haisong, each with par value of $0.0001 per share, for additional working capital of $250.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2018 and 2017. We have engaged Pan-China Singapore PAC as our principal accountant since 2018.

Pan-China Singapore PAC

ACCOUNTING FEES AND SERVICES	2018

Audit fees	$15,200
Audit-related fees	-
Tax fees	-
All other fees	-

Total	$15,200

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2018, the financial statements of the Company were audited by Pan-China Singapore PAC.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISEMAN GLOBAL LIMITED

Date: March 29, 2019	By:	/s/ LAI JINPENG
Lai Jinpeng Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAI JINPENG	Chief Executive Officer, President, Secretary, Treasurer, Director
LAI JINPENG	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 29, 2019

WISEMAN GLOBAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wiseman Global Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wiseman Global Limited (“the Company”) as of December 31, 2018, and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the period from inception (July 17, 2018) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from inception (July 17, 2018) to December 31, 2018, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred losses from operations and has working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 5 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore

March 29, 2019

WISEMAN GLOBAL LIMITED

CONSOLIDATED BALANCE SHEET

As of December 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,987
Deposits paid, prepayments and other receivables	$3,667
Total Current Assets	$20,654

NON-CURRENT ASSETS
Property, plant and equipment, net	$4,321
Total Non-Current Assets	$4,321

TOTAL ASSETS	$24,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables	$3,284
Other payables and accrued liabilities	9,179
Advance from a director	$59,063
Total Current Liabilities	$63,526

TOTAL LIABILITIES	$71,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-
Common Stock, par value $0.0001; 800,000,000 shares authorized, 50,000,000 issued and outstanding as of December 31, 2018	5,000
Additional paid in capital	-
Accumulated loss	$(51,551)

TOTAL STOCKHOLDERS’ DEFICIT	$(46,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,975

See accompanying notes to consolidated financial statements.

WISEMAN GLOBAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the year ended December 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

REVENUES	$5,084

COST OF REVENUES	(4,287)

GROSS PROFIT	$797

OTHER INCOME	$2

OPERATING EXPENSES
General and administrative	$(52,350)

LOSS BEFORE INCOME TAX	(51,551)

INCOME TAX EXPENSE	-

NET LOSS	$(51,551)

Net loss per share, basic and diluted:	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	41,071,428

See accompanying notes to consolidated financial statements.

WISEMAN GLOBAL LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance, July 17, 2018 (inception)	20,000,000	$2,000	$-	$-	$2,000
Issuance of share capital - founder’s shares	30,000,000	$3,000	-	-	$3,000
Net loss for the year	-	-	-	$(51,551)	$(51,551)
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$(46,551)

See accompanying notes to consolidated financial statements.

WISEMAN GLOBAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,551)
Changes in operating assets and liabilities:
Deposit	(3,667)
Account payables	3,284
Other payables and accrued liabilities	$1,179

Net cash used in operating activities	$(42,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(4,321)

Net cash provided by investing activities	$(4,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$5,000
Advance from a director	$59,063

Net cash provided by financing activities	$64,063

Net increase in cash and cash equivalents	16,987
Cash and cash equivalents, beginning of period	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,987

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BUSINESS BACKGROUND

Wiseman Global Limited was incorporated in Nevada on July 17, 2018. The Company through its subsidiaries, engages in the field of distributing a full line of major household appliances and related products in China region including Shenzhen and Hong Kong.

Company name	Place/date of incorporation	Principal activities

Wisdom Global Group Co.	Seychelles / May 17, 2018	Investment holding

Wiseman Global Limited (“Wiseman HK”)	Hong Kong / July 31, 2018	Distributing a full line of major household appliances and related products

Wiseman Global Limited is a company that operates through its wholly owned subsidiary, Wisdom Global Group Co., Limited, a Company incorporated in Seychelles. It should be noted that our wholly owned subsidiary, Wisdom Global Group Co., Limited owns 100% of Wiseman HK, a Hong Kong Company. At this time, we operate exclusively through our wholly owned subsidiaries and share the same business plan with our subsidiaries.

On September 7, 2018, Wisdom Global Group Co., Limited acquired 100% of the equity interests of Wiseman HK, from our Chief Executive Officer, Mr. Lai Jinpeng. On September 12, 2018, Wiseman Global Limited, a Nevada corporation, acquired 100% of the equity interests of Wisdom Global Group Co., Limited, from our Chief Executive Officer, Mr. Lai Jinpeng.

Wiseman Global Limited and its subsidiaries are hereinafter referred to as the “Company”.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted December 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2018, the Company incurred a net loss of $51,551 and used cash in operating activities of $42,755 and borrowed $59,063 from our director.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer.

Shipping and handling costs

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. The Company accrues costs for shipping and handling activities that occur after control of the promised good has transferred to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles and Hong Kong maintains its books and record in United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, and HK$ is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the year ended
December 31, 2018

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued and adopted accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. SHAREHOLDERS’ EQUITY

For the year ended December 31, 2018, the Company issued an aggregate of 50,000,000 of its common stock at $0.0001 per share, for aggregate gross proceeds of $5,000.

As of December 31, 2018, the Company had a total of 50,000,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. ADVANCE FROM A DIRECTOR

As of December 31, 2018, a director of the Company advanced $59,063 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

6. INCOME TAX

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended December 31, 2018.

Wisdom Global Group Co., Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Wiseman Global Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HKD 2 million (equivalent USD 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.) No provision for income taxes in Hong Kong has been made as Wiseman Global Limited had no taxable income for the year ended December 31, 2018.

No deferred taxes were recognized for the year ended December 31, 2018.

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

For the year ended December 31, 2018
HK statutory tax rate	8.25%
Increase in valuation allowance	(8.25)%
Effective tax rate	0%

7. SUBSEQUENT EVENTS

On March 11, 2019, resolved to close the offering (the “Offering”) from the registration statement on Form S-1/A, dated December 12, 2018, that had been declared effective by the Securities and Exchange Commission on December 17, 2018. The Offering resulting in 5,200,000 shares of common stock being sold at $0.05 per share for a total of $260,000.

