Form 10-Q
period 2019-03-31
Wiseman Global Ltd
filed 2019-05-15
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, $.0001 par value	55,200,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,652	$16,987
Deposits paid, prepayments and other receivables	20,313	3,667
TOTAL CURRENT ASSETS	$229,965	$20,654

NON-CURRENT ASSETS
Property, plant and equipment, net	4,105	4,321
TOTAL NON-CURRENT ASSETS	4,105	4,321

TOTAL ASSETS	$234,070	$24,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$3,284	$3,284
Other payables and accrued liabilities	3,825	9,179
Advance from a director	8,851	59,063
TOTAL LIABILITIES	15,960	71,526

TOTAL LIABILITIES	$15,960	$71,526

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 55,200,000 shares as of March 31, 2019 and 50,000,000 shares as of December 31, 2018	5,520	5,000
Additional paid-in capital	259,480	-
Accumulated deficit	(46,890)	(51,551)

TOTAL STOCKHOLDERS’ FUND / (DEFICIT)	218,110	(46,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND / (DEFICIT)	$234,070	$24,975

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

Three Months Ended March 31, 2019
REVENUES	$76,127

COST OF REVENUES	$(55,742)

GROSS PROFIT	$20,385

OTHER INCOME	$19

OPERATING EXPENSES:
General and administrative	$(15,743)

PROFIT BEFORE INCOME TAX	4,661

INCOME TAX EXPENSE	-

NET PROFIT	$4,661

COMPREHENSIVE PROFIT	4,661

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	52,600,000

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED (DEFICIT) /	TOTAL
	Number of Shares	Amount	CAPITAL	PROFIT	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$(46,551)
Issuance of share in initial public offering	5,200,000	$520	259,480	-	$260,000
Net profit for the period	-	-	-	$4,661	$4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$218,110

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

For the three months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$4,661
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216
Changes in operating assets and liabilities:
Account receivables	(16,646)
Other payables and accrued liabilities	$(5,354)

Net cash used in operating activities	$(17,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$260,000
Advance from a director	$(50,212)

Net cash provided by financing activities	$209,788

Net increase in cash and cash equivalents	192,665
Cash and cash equivalents, beginning of period	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,652

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

Wiseman Global Limited was incorporated in Nevada on July 17, 2018. The Company through its subsidiaries, engages in the field of distributing a full line of major household appliances and related products in China region including Shenzhen and Hong Kong.

Company name	Place/date of incorporation	Principal activities

Wisdom Global Group Co.	Seychelles / May 17, 2018	Investment holding

Wiseman Global Limited (“Wiseman HK”)	Hong Kong / July 31, 2018	Distributing a full line of major household appliances and related products
深圳智汇者智能实业有限公司	PRC / March 18, 2019	Distributing a full line of major household appliances and related products

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“US GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of March 31, 2019 which has been derived from both audited and unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K For the period ended March 31, 2019.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer	5 years

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

Revenue Recognition

Revenue is generated through sale of goods. Revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods in the contract;

(ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

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

As of and for the period ended
March 31, 2019

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

As of March 31, 2019, the Company had a total of 55,200,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

5. PROPERTY, PLANT AND EQUIPMENT

	As of March 31, 2019	As of December 31, 2018

Computer	$4,321	$4,321
Accumulated depreciation	(216)	-
Property, Plant and Equipment, net	$4,105	$4,321

Depreciation for the three period ended March 31, 2019 is $216 respectively.

6. ADVANCE FROM A DIRECTOR

As of March 31, 2019, a director of the Company advanced $8,851 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

7. INCOME TAX

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended March 31, 2019.

Wisdom Global Group Co., Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Wiseman Global Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HKD 2 million (equivalent USD 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.) For the three months ended March 31, 2019, the business income of Wiseman Global Limited is not taxable under Hong Kong jurisdiction.

No deferred taxes were recognized for the period ended March 31, 2019.

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

For the period ended March 31, 2019
HK statutory tax rate	8.25%
Increase in valuation allowance	(8.25)%
Effective tax rate	0%

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 15, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 29, 2019, for the year ended March 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on December 12, 2018, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

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

Results of operations for the three months ended March 31, 2019

Revenues

For the period ended March 31, 2019, the Company generated revenue in the amount of $76,127. The revenue is generated from the sales of household appliances and related products in China.

For the period ended March 31, 2019, the Company has sold household appliances such as television and air-con to three customers. These customers are personal acquaintances of our Chief Executive Officer, Mr. Lai Jinpeng.

General and Administrative Expenses

For the period ended March 31, 2019, we had general and administrative expenses in the amount of $15,743. These were primarily comprised of professional fees, edgar filing fee, and transfer agent fees.

Net Profit

Our net profit for the period ended March 31, 2019 was $4,661.

Liquidity and Capital Resources

Cash Provided by Operating Activities

For the period ended March 31, 2019, net cash used in operating activities was $17,123. The cash used in operating activities was attributable to general and administrative expenses which included professional fees, edgar filing fee, and transfer agent fees.

Cash Provided by Financing Activities

For the period ended March 31, 2019, the Company has repaid $50,212 to our sole officer and director, Mr. Lai Jinpeng.

For the period ended March 31, 2019, net cash provided by financing activities was $192,665, reflecting the proceeds from issuance of common stock.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2019, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2019.

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

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the period ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISEMAN GLOBAL LIMITED
(Name of Registrant)

Date: May 15, 2019

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)