Form 10-Q
period 2019-06-30
Wiseman Global Ltd
filed 2019-08-19
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2019
Common Stock, $.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396,016	$16,987
Accounts receivable	12,318	-
Inventories	39,084	-
Advance to a director	149	-
Deposits paid, prepayments and other receivables	362,975	3,667
TOTAL CURRENT ASSETS	$810,542	$20,654

NON-CURRENT ASSETS
Property, plant and equipment, net	3,889	4,321
TOTAL NON-CURRENT ASSETS	3,889	4,321

TOTAL ASSETS	$814,431	$24,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,203	$3,284
Other payables and accrued liabilities	70,971	9,179
Advance from a director	-	59,063
TOTAL CURRENT LIABILITIES	139,174	71,526

TOTAL LIABILITIES	$139,174	$71,526

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of June 30, 2019 and 50,000,000 shares as of December 31, 2018	10,240	5,000
Additional paid-in capital	726,760	-
Accumulated other comprehensive loss	(119)	-
Accumulated deficit	(61,624)	(51,551)

TOTAL STOCKHOLDERS’ EQUITY	675,257	(46,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$814,431	$24,975

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUE	$437,669	$-	$513,796	$-

COST OF REVENUE	(336,608)	-	(392,350)	-

GROSS PROFIT	101,061	-	121,446	-

OTHER INCOME	10,814	-	10,843	-

OPERATING EXPENSES
General and administrative	(126,609)	-	(142,362)	-

LOSS BEFORE INCOME TAX	(14,734)	-	(10,073)	-

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(14,734)	-	(10,073)	-

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	(119)	-	(119)	-

COMPREHENSIVE LOSS	(14,853)	-	(10,192)	-

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	-	(0.00)	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	74,909,890	-	64,077,347	-

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(In U.S. Dollars, except share data or otherwise stated)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of shares in initial public offering	5,200,000	520	259,480	-	-	260,000
Net profit for the period				4,661		4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$-	$218,110
Issuance of private placement shares	47,200,000	4,720	467,280	-	-	472,000
Net loss for the period	-	-	-	(14,734)	-	(14,734)
Foreign currency translation	-	-	-	-	(119)	(119)
Balance as of June 30, 2019	102,400,000	$10,240	$726,760	$(61,624)	$(119)	$675,257

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(In U.S. Dollars, except share data or otherwise stated)

For the six months ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	432

Changes in operating assets and liabilities:
Accounts receivable	(12,494)
Inventories	(39,490)
Deposits paid, prepayments and other receivables	(360,300)
Accounts payable	65,850
Other payables and accrued liabilities	$62,665

Net cash used in operating activities	$(293,410)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$732,000
Repayment to a director	$(59,212)

Net cash provided by financing activities	$672,788

Effect of exchange rate changes in cash and cash equivalents	$(349)

Net increase in cash and cash equivalents	379,029
Cash and cash equivalents, beginning of period	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$396,016

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

Wiseman Global Limited was incorporated in Nevada on July 17, 2018. The Company through its subsidiaries, engages in the field of distributing a full line of major household appliances and related products in China region including Shenzhen and Hong Kong.

Company name	Place/date of incorporation	Principal activities

Wisdom Global Group Co. Limited	Seychelles / May 17, 2018	Investment holding

Wiseman Global Limited (“Wiseman HK”)	Hong Kong / July 31, 2018	Distributing a full line of major household appliances and related products

深圳智汇者智能实业有限公司 Shenzhen Wiseman Smart Industrial Co., Limited	People’s Republic of China / March 18, 2019	Distributing a full line of major household appliances and related products

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

Shenzhen Wiseman Smart Industrial Co., Limited (“Wiseman Shenzhen”), a wholly-owned subsidiary of Wiseman HK, was incorporated in the PRC on March 18, 2019.

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

In the opinion of management, the balance sheet as of June 30, 2019 which has been derived from both audited and unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Chinese Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Chinese Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the six months ended June 30, 2019.

Revenue Recognition

Revenue is generated through sale of goods and delivery services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company allows for 12-month warranties to be purchased on the products. Our warranty includes the repair works for the unfunctional products, and the costs of the spare parts are not included in our warranty. In management’s opinion, the cost of the repair work is immaterial, there is no provision made for warranty provided.

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

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles, Hong Kong and PRC maintains its books and record in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“CNY￥”) respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
June 30, 2019

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY￥ : US$1 exchange rate	6.87
Period-average CNY￥ : US$1 exchange rate	6.77

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Accounts receivable	$12,318	$-
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$12,318	$-

5. INVENTORIES

Inventories consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Finished goods	$39,084	$-
Inventories	$39,084	$-

There is no inventory allowance for the six months ended June 30, 2019.

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Deposits paid	$103,667	$3,667
Prepayments	198,078	-
Other receivables	61,230	-
Total deposits paid, prepayments and other receivables	$362,975	$3,667

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Office equipment	$4,321	$4,321
Less: accumulated depreciation	(432)	-
Property, plant and equipment, net	$3,889	$4,321

Depreciation expense for the six months ended June 30, 2019 was $432.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Other payables	$60,934	$-
Accrued professional fees	7,530	-
Accrued other expenses	2,507	9,179
Total other payables and accrued liabilities	$70,791	$9,179

9. SHAREHOLDERS’ EQUITY

On May 23, 2019, the Company issued an aggregated of 47,200,000 shares of its common stock at $0.01 per share for aggregate gross proceeds of $472,000.

As of June 30, 2019, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

10. ADVANCE TO A DIRECTOR

As of June 30, 2019, there is an advance to a director of $149. It is expected to be settled by the end of September 30, 2019.

11. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
XUZHI WU	The family member of the CEO and the Director of the Company.
Shenzhen Wiseman Smart Technology Group Co., Limited	The director is the spouse of the CEO and the Director of the Company

The Company leases Wiseman Shenzhen office rent-free from the Director.

Six Months Ended June 30, 2019
Revenue:
- XUZHI WU	$37,124

Cost of revenue:
- Shenzhen Wiseman Smart Technology Group Co., Limited	$219,424

Inventories:
- Shenzhen Wiseman Smart Technology Group Co., Limited	$4,569

Accounts payable:
- Shenzhen Wiseman Smart Technology Group Co., Limited	$63,032

12. INCOME TAX

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended June 30, 2019.

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

Wiseman Shenzhen were incorporated in the PRC and with the enterprise income tax rate of 25%.

No deferred taxes were recognized for the period ended June 30, 2019.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

For the period ended June 30, 2019
(unaudited)
PRC statutory tax rate	25%
Temporary differences not recognized	64%
Effect of foreign tax rate difference	53%
Tax losses not recognized	(142)%
Income tax expense	$0%

For the period ended June 30, 2019
(unaudited)
PRC statutory tax rate	25%
Computed expected benefit	$(2,519)
Temporary differences not recognized	(6,447)
Effect of foreign tax rate difference	(5,343)
Tax losses not recognized	14,309
Income tax expense	$0

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2019:

As of June 30, 2019
(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$24,740
- Hong Kong	-
- PRC	-
Less: valuation allowance	$(24,740)
Deferred tax assets	$-

Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. Wiseman Shenzhen enjoyed preferential VAT rate of 13%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 19, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 29, 2019, for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Wiseman Global Limited is an early stage company that intends to distribute a full line of major household appliances and related products throughout PRC and Hong Kong. Currently, the Company only operates in Hong Kong, but has intentions to expand into mainland China in the future.

Our principal products are televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. It should be noted that we acquire our products from independent third parties and we do not presently, nor do we plan to, take part in any manufacturing activities.

Results of operations

For the three months ended June 30, 2019

Revenues

For the three months ended June 30, 2019, the Company generated revenue in the amount of $437,669. The revenue is generated from the sales of household appliances and related products in China.

General and Administrative Expenses

For the three months ended June 30, 2019, we had general and administrative expenses in the amount of $126,609. These were primarily comprised of professional fees, salary, and advertising and promotion.

Net Loss

Our net loss for the three months ended June 30, 2019 was $14,734.

For the six months ended June 30, 2019

Revenues

For the six months ended June 30, 2019, the Company generated revenue in the amount of $513,796. The revenue is generated from the sales of household appliances and related products in China.

General and Administrative Expenses

For the six months ended June 30, 2019, we had general and administrative expenses in the amount of $142,362. These were primarily comprised professional fees, salary, and advertising and promotion.

Net Loss

Our net loss for the six months ended June 30, 2019 was $10,073.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the period ended June 30, 2019, net cash used in operating activities was $293,410. The cash used in operating activities was attributable to deposits paid, prepayment and other receivables and inventory.

Cash Provided by Financing Activities

For the period ended June 30, 2019, the Company has repaid $59,212 to our sole officer and director, Mr. Lai Jinpeng.

For the period ended June 30, 2019, net cash provided by financing activities was $672,788, reflecting the proceeds from sale of common stock.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2019, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the period ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sale of equity securities was reported in Current Reports on Form 8-K filed with SEC on May 23, 2019.

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

Date: August 19, 2019

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)