Form 10-Q
period 2019-09-30
Wiseman Global Ltd
filed 2019-11-19
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2019
Common Stock, $.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$308,560	$16,987
Accounts receivable	84,098	-
Inventories	426,079	-
Advance to a director	149	-
Deposits paid, prepayments and other receivables	392,020	3,667
TOTAL CURRENT ASSETS	$1,210,906	$20,654

NON-CURRENT ASSETS
Right of use asset, net	1,029,944	-
Property, plant and equipment, net	233,959	4,321
TOTAL NON-CURRENT ASSETS	1,263,903	4,321

TOTAL ASSETS	$2,474,809	$24,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,283	$3,284
Other payables and accrued liabilities	320,370	9,179
Lease liability	192,726	-
Amount due to related parties	505	-
Advance from a director	-	59,063
TOTAL CURRENT LIABILITIES	516,884	71,526

NON-CURRENT LIABILITIES
Lease liability	$837,218	$-
TOTAL NON-CURRENT LIABILITIES	837,218	-

TOTAL LIABILITIES	$1,354,102	$71,526

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of September 30, 2019 and 50,000,000 shares as of December 31, 2018	10,240	5,000
Additional paid-in capital	726,760	-
Accumulated other comprehensive loss	(22,217)	-
Accumulated profit / (deficit)	405,924	(51,551)

TOTAL STOCKHOLDERS’ EQUITY	1,120,707	(46,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,474,809	$24,975

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE	$1,809,370	$1,084	$2,323,165	$1,084

COST OF REVENUE	(1,168,887)	(1,004)	(1,561,237)	(1,004)

GROSS PROFIT	640,483	80	761,928	80

OTHER INCOME	14,636	-	25,417	-

OPERATING EXPENSES
General and administrative	(159,322)	(38,012)	(301,684)	(38,012)

INCOME / (LOSS) FROM OPERATIONS	495,797	(37,932)	485,661	(37,932)

INTEREST INCOME	43	-	105	-

INCOME/ (LOSS) BEFORE INCOME TAX	495,840	(37,932)	485,766	(37,932)

INCOME TAX EXPENSES	(28,292)	-	(28,292)	-

NET PROFIT / (LOSS)	467,548	(37,932)	457,474	(37,932)

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	(22,098)	-	(22,217)	-

COMPREHENSIVE INCOME	445,450	-	435,257	-

NET INCOME PER SHARE, BASIC AND DILUTED	0.00	(0.00)	0.01	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	30,263,158	76,991,940	30,263,158

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of shares in initial public offering	5,200,000	520	259,480	-	-	260,000
Net profit for the period				4,661		4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$-	$218,110
Issuance of private placement shares	47,200,000	4,720	467,280	-	-	472,000
Net loss for the period	-	-	-	(14,734)	-	(14,734)
Foreign currency translation	-	-	-	-	(119)	(119)
Balance as of June 30, 2019	102,400,000	$10,240	$726,760	$(61,624)	$(119)	$675,257
Net profit for the period	-	-	-	467,548	-	467,548
Foreign currency translation	-	-	-	-	(22,098)	(22,098)
Balance as of September 30, 2019	102,400,000	$10,240	$726,760	$405,924	$(22,217)	$1,120,707

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$457,474	$(37,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,521	-

Changes in operating assets and liabilities:
Accounts receivable	(87,553)	-
Inventories	(443,139)	-
Deposits paid, prepayments and other receivables	(400,325)	-
Other payables and accrued liabilities	$323,856	$2,500

Net cash used in operating activities	$(145,166)	$(35,432)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment	$(234,412)	$-
Cash proceeds from acquisition of subsidiary	816	-
Net cash used in investing activities	$(233,596)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$732,000	5,000
Advance from / (Repayment to) a director	$(59,212)	36,866

Net cash provided by financing activities	$672,788	$41,866

Effect of exchange rate changes in cash and cash equivalents	$(2,453)	$-

Net increase in cash and cash equivalents	291,573	6,434
Cash and cash equivalents, beginning of period	16,987	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$308,560	$6,434

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$319	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,061,117	$-

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

Wiseman Global Limited was incorporated in Nevada on July 17, 2018. The Company through its subsidiaries, engages in the field of distributing a full line of major household appliances and related products in China region including Shenzhen and Hong Kong.

Company name	Place/date of incorporation	Principal activities

Wisdom Global Group Co. Limited	Seychelles / May 17, 2018 (Acquired on September 12, 2018)	Investment holding

Wiseman Global Limited (“Wiseman HK”)	Hong Kong / July 31, 2018	Distributing a full line of major household appliances and related products

深圳智汇者智能实业有限公司 Shenzhen Wiseman Smart Industrial Co., Limited (“SWSICL”)	People’s Republic of China / March 18, 2019	Distributing a full line of major household appliances and related products

深圳智慧者实业发展有限公司 Shenzhen Wiseman Industrial Development Co., Limited (“SWIDCL”)	People’s Republic of China/ December 29, 2017 (Acquired on August 12, 2019)	Distributing a full line of major household appliances and related products

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

Shenzhen Wiseman Smart Industrial Co., Limited (“SWSICL”), a wholly-owned subsidiary of Wiseman HK, was incorporated in the PRC on March 18, 2019.

On August 12, 2019, SWSICL acquired 100% of the equity interests of Wiseman Industrial Development Co., Limited (“SWIDCL”) from Ms. Wu Wenzhi.

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

In the opinion of management, the balance sheet as of September 30, 2019 which has been derived from both audited and unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the nine months ended September 30, 2019.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles, Hong Kong and PRC maintains its books and record in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“CNY¥”) respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
September 30, 2019

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	7.15
Period-average CNY¥ : US$1 exchange rate	6.87

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $982,683 on its consolidated financial statements for the fiscal year ended December 31, 2019.

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

4. ACQUISITION OF SHENZHEN WISEMAN INDUSTRIAL DEVELOPMENT CO., LIMITED (“SWIDCL”)

On August 12, 2019, the Company acquired 100% equity interest of SWISCL for cash consideration of US$676, equivalent to CNY¥ 5,000. SWIDCL is primarily engaged in distributing a full line of major household appliances and related products in China.

The following represents the purchase price allocation at the dates of the acquisition:

August 12, 2019

Cash and cash equivalent	$1,460
Current liabilities	(784)
Total purchase price	$676

5. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Accounts receivable	$84,098	$-
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$84,098	$-

6. INVENTORIES

Inventories consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Finished goods	$426,079	$-
Inventories	$426,079	$-

There is no inventory allowance for the nine months ended September 30, 2019.

7. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Deposits paid	$100,000	$3,667
Prepayments	11,159	-
Other receivables	280,861	-
Total deposits paid, prepayments and other receivables	$392,020	$3,667

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Office equipment	$10,480	$4,321
Furniture and fixtures	68,788	-
Leasehold improvement	159,212	-
Less: accumulated depreciation	(4,521)	-
Property, plant and equipment, net	$233,959	$4,321

Depreciation expense for the three and nine months ended September 30, 2019 was $4,089 and $4,521, respectively.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Other payables	$315,370	$-
Accrued other expenses	5,000	9,179
Total other payables and accrued liabilities	$320,370	$9,179

10. SHAREHOLDERS’ EQUITY

On May 23, 2019, the Company issued an aggregated of 47,200,000 shares of its common stock at $0.01 per share for aggregate gross proceeds of $472,000.

As of September 30, 2019, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

11. ADVANCE TO A DIRECTOR

As of September 30, 2019, there is an advance to a director of $149. It is expected to be settled by the end of December 31, 2019.

12. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
XUZHI WU	The family member of the CEO and the Director of the Company.
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	The director is the family member of the CEO and the Director of the Company
WENZHI WU	The family member of the CEO and the Director of the Company.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Revenue:
- XUZHI WU	$573	$-
- WENZHI WU	7,920	-

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$21,529	$-

Amount due to related parties:
- WENZHI WU	$505	$-

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue:
- XUZHI WU	$37,697	$-
- WENZHI WU	7,920	-

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$240,953	$-

Amount due to related parties:
- WENZHI WU	$505	$-

The Company leases SWSICL office rent-free from the Director, Lai Jinpeng.

13. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended September 30, 2019.

Wisdom Global Group Co., Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Wiseman Global Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HK$ 2 million (equivalent US$ 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.)

SWISCL and SWIDCL were incorporated in the PRC and with the enterprise income tax rate of 25%.

No deferred taxes were recognized for the period ended September 30, 2019.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Nine months ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Temporary differences not recognized	10%	-%
PRC Tax incentive	12%	-%
Effect of foreign tax rate difference	0%	5%
Tax losses not recognized	(3)%	20%
Income tax expense	(6)%	-%

	Nine months ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$121,682	$(9,483)
Temporary differences not recognized	(47,519)	-
PRC tax incentive	(60,642)	-
Effect of foreign tax rate difference	(801)	1,940
Tax losses not recognized	15,572	7,543
Income tax expense	$28,292	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019:

September 30, 2019
(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$26,004
- Hong Kong	-
- PRC	-
Less: valuation allowance	$(26,004)
Deferred tax assets	$-

Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. SWSICL and SWIDCL enjoyed preferential VAT rate of 13%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$1,061,117 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2019, with discounted rate of 5.125%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of September 30, 2019 and December 31, 2018, the right-of use asset and lease liabilities are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Within 1 year	$240,000	$-
After 1 year but within 5 years	920,000	-
Total lease payments	$1,160,000	$-
Less: unrecognized lease obligations	(113,206)	-
Less: imputed interest	(16,850)	-
Total lease obligations	1,029,944	-
Less: current obligations	(192,726)	-
Long-term lease obligations	$837,218	$-

Other information:

	Nine months ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$40,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	1,061,117
Remaining lease term for operating lease (years)	4.83	-
Weighted average discount rate for operating lease	5.125%	-

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 19, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

On October 14, 2019, the Company appointed Yang Lin, as a director to serve on the Company’s board of directors (the “Board”). Form 8-K was filed with the Securities and Exchange Commission on October 18, 2019.

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

Company Overview

Wiseman Global Limited is an early stage company that intends to distribute a full line of major household appliances and related products throughout PRC and Hong Kong. Currently, the Company operates in mainland China and Hong Kong and intends to expand to other Asia regions such as Cambodia.

Our principal products are televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. It should be noted that we acquire our products from independent third parties and we do not presently, nor do we plan to, take part in any manufacturing activities.

Results of operations

For the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$1,809,370	100.0%	$1,084	100%	$1,808,286	166,816.1%
Cost of revenues	(1,168,887)	(64.6)%	(1,004)	(92.6)%	(1,167,883)	(116,323.0)%
Gross profit	640,483	35.4%	80	7.4%	640,403	800,503.8%
Operating expenses	(159,322)	(8.8)%	(38,012)	(3,506.6)%	(121,310)	(319.1)%
Other income, net	14,636	0.8%	-	-	14,636	100.0%
Income (Loss) from operations	495,797	27.4%	(37,932)	(3,499.2)%	533,729	1,407.1%
Net finance cost	43	0.0%	-	-	43	100.0%
Income tax expense	(28,292)	(1.6)%	-	-	(28,292)	(100.0)%
Net profit (loss)	$467,548	25.8%	$(37,932)	(3,499.2)%	$505,480	1,332.6%

Revenues

For the three months ended September 30, 2019 and 2018, the Company generated revenue in the amount of $1,809,370 and $1,084, respectively. The revenue is generated from the sales of household appliances and related products in China.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 amounted to $1,168,887 as compared to $1,004 for the three months ended September 30, 2018. The costs were predominantly cost of manufactured goods for sale to customers.

General and Administrative Expenses

For the three months ended September 30, 2019 and 2018, we had general and administrative expenses in the amount of $159,322 and $38,012, respectively. These were primarily comprised of professional fees, salary, and advertising and promotion.

Net Profit (Loss)

Our net profit for the three months ended September 30, 2019 was $467,548, while our net loss for the three months ended September 30, 2018 was $37,932.

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$2,323,165	100.0%	$1,084	100%	$2,322,081	214,214.1%
Cost of revenues	(1,561,237)	(67.2)%	(1,004)	(92.6)%	(1,560,233)	(155,401.7)%
Gross profit	761,928	32.8%	80	7.4%	761,858	952,310%
Operating expenses	(301,684)	(13.0)%	(38,012)	(3,506.6)%	(263,672)	(693.7)%
Other income, net	25,417	1.1%	-	-	25,417	100%
Income (Loss) from operations	485,661	20.9%	(37,932)	(3,499.2)%	498,186	1,313.3%
Net finance cost	105	0.0%	-	-	105	100%
Income tax expense	(28,292)	(1.2)%	-	-	(28,292)	(100)%
Net profit (loss)	$457,474	19.7%	$(37,932)	(3,499.2)%	$495,416	1,306.0%

Revenues

For the nine months ended September 30, 2019 and 2018, the Company generated revenue in the amount of $2,323,165 and $1,084, respectively. The revenue is generated from the sales of household appliances and related products in China.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2019 amounted to $1,561,237 as compared to $1,004 for the nine months ended September 30, 2018. The costs were predominantly cost of manufactured goods for sale to customers.

General and Administrative Expenses

For the nine months ended September 30, 2019 and 2018, we had general and administrative expenses in the amount of $301,684 and $38,012, respectively. These were primarily comprised professional fees, salary, and advertising and promotion.

Net Profit (Loss)

Our net profit for the nine months ended September 30, 2019 was $457,474, while our net loss for the nine months ended September 30, 2018 was $37,932.

Liquidity and Capital Resources

Summary cash flows information for the nine months ended September 30, 2019 and 2018 are as follow:

	2019	2018
	(In U.S. dollars)
Net cash used in operating activities	$(145,166)	$(35,432)
Net cash used in investing activities	$(233,596)	$-
Net cash provided by financing activities	$672,788	$41,866

Cash Used in Operating Activities

For the period ended September 30, 2019 and 2018, net cash used in operating activities was $145,166 and $35,432, respectively. The cash used in operating activities was attributable to accounts receivable, inventories, and deposits paid, prepayments and other receivables.

Cash Used in Investing Activities

For the period ended September 30, 2019 and 2018, net cash used in investing activities was $233,596 and $0, respectively. The cash used in investing activities was attributable to purchase of property, plant and equipment.

Cash Provided by Financing Activities

For the period ended September 30, 2019, the Company has repaid $59,212 to our sole officer and director, Mr. Lai Jinpeng.

For the period ended September 30, 2019 and 2018, net cash provided by financing activities was $672,788 and $41,866, respectively. The net cash provided by financing activities was attributable to the proceeds from sale of common stock and repayment to director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

Contractual Obligations

As of September 30, 2019, the Company’s subsidiaries lease an office in Cambodia under a non-cancellable operating lease for five years commencing from August 1, 2019 and expiring on July 31, 2024. As September 30, 2019, the future minimum rental payments under this lease aggregate approximately $1,160,000 and due as follows: 2019 $60,000, 2020 $240,000, 2021 $240,000, 2022 $240,000, 2023 $240,000, and 2024 $140,000.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $982,683 on its consolidated financial statements for the fiscal year ended December 31, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2019, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed; (5) lack of trained personnel with appropriate expertise in U.S generally accepted accounting principles. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that as of September 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the period ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2019

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)