Form 10-K
period 2019-12-31
Wiseman Global Ltd
filed 2020-05-12
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-228130

WISEMAN GLOBAL LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	5731	32-0576335
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1702, Block B, Wisdom Plaza, No. 4068, Qiaoxiang Road, Shahe Street, Nanshan District

Shenzhen City, Guangdong, People’s Republic of China, 518000

(Address of principal executive offices and Zip Code)

+ (86) 755 8489 9169

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WISM	OTC Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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

The aggregate market value of the 54,900,000 shares of common equity stock held by non-affiliates of the Registrant was approximately $4.50 on the last business day of the Registrant’s most recently completed first fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.50 per share.

The number of shares outstanding of the Registrant’s common stock as of March 31, 2020 was 102,400,000.

PART I

Item 1. Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We are a household appliances and related domestic appliances products company in the PRC. Our principal business activity is the provision of household appliances products and related domestic appliances products. Our products improve the home lifestyle and living solutions experience, predominately through power savings, resources efficiencies and functionalities of products. We sell our products to corporate customers, retail customers and independent distributors predominately in the PRC and intend to expand our business in other countries around the world. Our products are typically used in a home setting of consumers of all demographics on a daily basis and meet the convenience-oriented preferences of today’s consumer across a broad range of household activities. We help make daily life easier through a broad range of products that offer multi-purpose functions. Our diverse product portfolio includes televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Our products are known for their quality, which is recognized by our consumers, retail customers, and corporate customers alike. We believe our customers know they can rely on our trusted brand. These factors generate loyalty which empowers us to develop and launch new products that expand application scenarios and transforms our product portfolio into the smart household appliances category.

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products, (ii) consultancy, and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the year ended December 31, 2019, our revenue was $5.5 million, and our gross profit was approximately $1.7 million. For the year ended December 31, 2018, our revenue was $5,084, and our gross profit was approximately $796. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Our Strategies

We have achieved rapid growth since our inception in 2018. While making significant long-term investments in human capital, research and development, brand-building, and distribution. Our continued investment in and expansion of the Wiseman brand, distribution, and product offerings will further increase opportunities to acquire new customers and expand relationships with our existing customer base.

We believe we are creating a meaningful future customer asset. As of December 31, 2019, approximately 26% of customers who have purchased at least once since Wiseman’s inception in 2018 have made repeat purchases. This demonstrates that customers are returning to Wiseman to expand the number of products they own, not merely to replace them. We expect this rate to grow further as we expand our product offerings and increase our brand awareness.

Increase brand awareness and equity to acquire new customers.

Increasing brand awareness and growing favorable brand equity among consumers has been, and remains, central to our growth. We believe brand familiarity and preference will continue to have a significant role in winning customers and the decision to buy household appliances and related domestic appliances products.

Our investment in marketing initiatives from December 31, 2018 to December 31, 2019 totaled $59,161. We drive brand awareness through a combination of sophisticated, multi-layered marketing programs, word-of-mouth referrals, product showcase in our Shenzhen showroom, retail placement expansion, and ongoing product usage. A core principle of our brand growth strategy is offering customers increased ways to engage with our products through increased distributions to authorized distributors and retail stores and integration of our products with renovation companies’ and construction contractors’ projects.

Expand network of retail stores placements and authorized distributors.

We complement our online presence by expanding our physical retail stores placements to deliver additional consumer touchpoints and increase sales and margin. A greater retail stores placements presence helps us to not only increase consumer awareness and education, but also to offer convenient products showcase, multiple purchase options, and flexibility in delivery. As of December 31, 2019, our products were (i) placed in over 5 retail stores; (ii) supplied to 10 domestic distributors and 1 overseas distributor; and (iii) supplied to 2 authorized distributors.

We plan to continue the introduce Wiseman products into more retail stores in order to strengthen our footprint in the PRC, while selectively entering into new international markets. We believe that our current growth strategy is cost efficient and allows us to scale faster in the retail sector in the PRC and we believe there is a significant opportunity for us to further expand our retail stores presence through retail stores placement.

Expand domestically and internationally.

We intend to increase the brand awareness of our products in the PRC and overseas markets by means of marketing and increase the number of authorized distributors and distributors. Our efforts to enhance our brand recognition will also go beyond marketing activities to establish our own brand eventually as a comprehensive smart household appliances brand with increasing diverse products and service offerings. For example, as part of our smart household ecosystem initiative, we plan to introduce our branded “Wiseman Home System” in fourth quarter of 2020 which will connect most of the Wiseman household appliances and allow a user to control Wiseman household appliances remotely through an application developed by our Company.

Currently, our household appliances products are predominately sold in the PRC. We also sell our household appliances products to overseas customers in Cambodia and Hong Kong. For example, in Cambodia we sell our products through a distribution channel. With the establishment of our Cambodia office in 2019, due to its proximity to the Southeast Asian markets, we will be able to expand our business into the Vietnam and Thailand markets. We intend to replicate the rapid expansion we have achieved in the PRC by establishing relationships with established third-party overseas distributors and through retail stores placements as part of marketing and brand promotion efforts. We will also consider to collaborate with other local partners in overseas markets where it would be efficient to do so.

Strengthen our in-house research and development to adapt to changes in technology.

We must keep up with technological developments in order to stay ahead of our competitors. As such, we will continue to strengthen our research and development, and apply various new home technologies and product solutions to further develop the next generation smart household appliances ecosystem with our products. As part of our smart household ecosystem initiative in fourth quarter of 2020, we will also continue to develop our Wiseman Home System to enhance its (i) connectivity of our products; (ii) information distribution, data analysis and processing; and (iii) visualization capabilities of the system to enable our products to be centrally monitored and managed remotely, in order to adapt to different needs and conditions more efficiently.

Based on our current scale, we have a professional research and development team led by our top researcher, Mr. Xiao Zhengwen (“Mr. Xiao”), who has over 10 years of experience in household appliances industry and smart hardware development, software and platform development.

Our Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team with track record of success.

Our experienced management team has been essential in driving the growth of our business. Our founder, executive Director and Chief Executive Officer, Mr. Lai Jinpeng, and our executive Director and Chairperson, Ms. Yang Lin, have delivered growing business results by leveraging upon their 15 and 14 years of managerial experience, respectively, in diverse industries. By leveraging on the extensive networks that Mr. Lai and Ms. Yang developed while they were working in the household appliances industry prior to their roles with the Company, we believe these networks can provide valuable future business opportunities for the Company.

We offer comprehensive products offerings with multi-purpose functions and resources efficiencies.

Product innovations and excellence lie at the heart of our business. We offer innovative household appliances products for households and businesses including televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Our products suits modern lifestyle by offering functions and features, including but not limited to voice control, energy efficient, thermostat sensor and space saving. We will continue to adapt the functions of our products based on the consumers’ demands. Further, the majority of the products that we sell are products that satisfy the standards and technical requirements under certificate for China compulsory product certification. Through multi-purpose functions that we can offer and the resources efficiencies that we are able to achieve, we believe our products are able to improve users’ home lifestyle and living solutions experience. We intend to continuously develop new and/or improve existing functionalities and resources efficiencies benefits in order to stay competitive in the PRC household appliances industry.

Broaden application scenarios and build our ecosystem.

We intend to explore more application scenarios for our products and to further diversify our product portfolio to build our Wiseman smart household appliances ecosystem in order to attract the growing middle class consumers. For example, as part of our smart household ecosystem initiative, we plan to introduce our branded “Wiseman Home System” in fourth quarter of 2020 which will connect most of the Wiseman household appliances and allow a user to control Wiseman household appliances remotely through an application developed by our Company. Further, we also intend to partner with a wide range of hotels, renovation companies and construction contractors to create and to introduce a Wiseman ecosystem in hotels, shopping mall and restaurants.

Our Business

Our principal business activity is the provision of household appliances products and related domestic appliances products. We sell our products to corporate customers, retail customers and independent distributors predominately in the PRC and other countries around the world. Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products, (ii) consultancy, and (iii) integration and installation services.

Sales of Household Appliances and Related Domestic Appliances Products

We source a wide range of household appliances and related domestic appliances products for our sales orders. Our product portfolio primarily consists of 4 major household appliances products and 6 related domestic appliances products. The following is a list of our best-selling major household appliances products:

●	Televisions

Wiseman ultra-thin organic light emitting diodes (“OLED”) television model number 55B8 PCA (the “Wiseman TV”):

Key features:

Internet capabilities. Allows users to have broadband internet access capability through the Wiseman TV, and thus, users can receive and play back various videos, music and other data streams from the internet. Users can also download and access various specially developed applications, including games.

1.	New television accessory and multifunction capabilities. The Wiseman TV is equipped with a brand new remote control feature and can interact with mobile devices such as mobile phone and tablet.

2.	Voice control. Allows users interact and control the Wiseman TV through natural speech recognition.

approximate price range $256 to $6,085.

●	Air-conditioners

Wiseman air conditioner with smart voice control model number KFR-35GW (the “Wiseman Air-Conditioner”):

Key features:

Voice control. Allows users interact and control the Wiseman Air-Conditioner through natural speech recognition.

1.	Far Field Recognition. Allows users to directly interact with the Wiseman Air-Conditioner through voice control within 5 meters without a handheld microphone or a remote control.

2.	Super-resolution infrared sensors. Allows the Wiseman Air-Conditioner to sense the human body temperature and can automatically adjust the wind speed and the output temperature.

3.	Big data storage. Allows the Wiseman Air-Conditioner to store big data in its database. Through the operation of big data, it helps users monitor the operation status of air-conditioner and allows for personalization and diversification of air-conditioning services.

approximate price range $140 to $1,130.

●	Laundry appliances

Wiseman washing machine model number WD-VH451D55 (the “Wiseman Washing Machine”):

Key features:

Smart controls. The Wiseman Washing Machine is equipped with six precise smart controls, (i) water temperature smart control; (ii) washing foam smart control; (iii) temperature smart control; (iv) 3D smart control; (v) unbalanced smart control; and (vi) cloth smart control.

These controls assist the Wiseman Washing Machine to automatically sense the water level, the amount of foam, the temperature level, and the weight of the clothes.

1.	Smart adjustments. Through the smart controls features, the Wiseman Washing Machine can adjust the running speed in time, optimize the current status of washing to synchronize with optimal washing water level, prevent excessive vibration and noise reduction.

approximate price range $101 to $2,257.

●	Refrigerators and freezers

Wiseman refrigerator model number GR-M2471NQA (the “Wiseman Refrigerator”):

Key features:

Smart sensors. Allows the Wiseman Refrigerator to automatically sense the refrigerated items or ingredients stored in each shelve or compartment and adjust the humidity level* accordingly. This will provide longer shelve life and freshness of refrigerated items or ingredients.

* There are three levels of humidity: high humidity, middle humidity and low humidity.

1.

Odor Purification. The Wiseman Refrigerator is equipped with an odor purification device to absorb the impurities and odors in each of its compartments and shelves and decompose them into water and carbon dioxide in order to remove the impurities and odors and keep the air in the refrigerator fresh.

2.	Smart sterilization. The Wiseman Refrigerator is equipped with a smart sterilization system to circulate sterilization positive and negative ions to provide real-time odor sterilization. The Wiseman Refrigerator is also equipped with a LED real-time display to illustrate the sterilization progress.

approximate price range $144 to $3,173.

The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last two years:

We sell the majority of our products, with or without customization, under our brand name “Wiseman”, to domestic customers in the PRC, and to overseas customers in Cambodia and Hong Kong. We intend to expand our business in other countries around the world. Our customers are primarily corporate enterprises and retail customers. While we sell the majority of our household appliances and related domestic appliances products under our “Wiseman” brand name, we do not operate any production facilities. We source our branded household appliances and related domestic appliances products from OEMs certified by us. For details of our contracting arrangement and quality control of our OEMs, please refer to the sections headed “Our Suppliers and OEMs” and “Quality Control.”

Consultancy

Based on our expertise and know-how on operations, we provide advice on the integration and installation of our household appliances products and related domestic appliances products to our corporate customers in respect of hotels, shopping malls and/or restaurants settings. Some of these advice includes floor layout design and input, kitchen design and input, integration application etc. Further, we also provide advice to our distributors on product distributions in retail stores. We receive consultancy fees based on the complexity and workload on the projects.

Integration and Installation Services

As part of our income diversification strategy, we are actively increasing our revenue opportunities in the integration and installation services. We believe the provision of integration and installation services as an after-sales service can supplement our business. Our services involve the installation of our household appliances products and related domestic appliance products into a designated environment to provide better living solutions and/or to create a smart household ecosystem. We have a labor team for our integration and installation services. However, in the future, depending on the size and complexity of a service project, we may engage subcontractor for a service project for internal resources efficiency and cost efficiency reasons.

Our Customers (Including Authorized Distributors)

Our customers in the PRC are primarily corporate customers and retail customers. In addition, we sell our household appliances products and other products to overseas markets such as Cambodia and Hong Kong.

As at December 31, 2019, the Company has 10 domestic distributors, 1 overseas distributor, and has entered into 2 domestic authorized distribution contracts. Our distributors and authorized distributors distribute our products in their retail stores network or distribution networks.

Further, we charge fee for integration and installation services to our customers, in particular hotels, renovation companies, construction contractors, to provide integration and installation services of our products in hotel, shopping mall and/or restaurants owned by our corporate customers. Billings to the customers are generally based on the complexity and workload on the projects. The integration and installation services contracts typically include a single performance obligation.

Our Suppliers and OEMs

We are generally not dependent upon any one source for our household appliances and related domestic appliances products essential to our business. We source our household appliances and related domestic appliances products for our sales orders and sell the majority of them under our brand name “Wiseman.” We do not maintain any facilities to produce our products. We source and outsource the production of our products from and to OEMs certified by us.

We typically seek quotations from our OEMs and other suppliers when we receive a sales order from existing and prospective customers. After we enter into contracts with customers and obtain the specifications and/or functionalities required by our customers, we confirm the orders with our OEMs that possess products with the relevant specifications and/or functionalities and purchase the products.

We have a labor team for our integration and installation services. However, depending on the size and complexity of a service project, we may engage subcontractor for a service project. In that case, we are accountable to our customers for the work performed on an integration and installation services project, including those carried out by our subcontractors. In order to manage our subcontractors, our current labor team for our integration and installation services will work as the in-house project management personnel to supervise the on-site work of our subcontractors. To date, we have not entered into any agreement with any subcontractor.

Distribution

We utilize two routes of distribution to deliver our products to our corporate customers and retail customers. In many cases, we ship directly from our third-party OEMs to our corporate customers. We typically order products from our OEMs and other suppliers after we receive sales order from our customers, this enable us to optimize truckloads and reduce inventory level for all of our product categories. We normally deliver our products to our retail customer upon request or they choose to pick up the product from our storeroom or show room.

Research and Development

We believe our future success depends on our ability to develop our brand into a comprehensive smart household appliances brand with increasing diverse products and service offerings. Our research and development team and our management team co-lead the products development processes. We take a user centric approach to product development. Our research and development team has responded effectively to technological changes, and is driving continued innovation to unleash the potential of the household appliances industry. We are currently in the process of seeking for a prospective company to form a research and development partnership to further develop our Wiseman Home System in order to reduce our research and development cost.

Based on our current scale, we have a professional research and development team led by our top researcher, Mr Xiao whom has over 10 years of experience in household appliances industry and smart hardware development, software and platform development. Our research and development team is primarily based at our headquarters in Shenzhen, PRC. To date, the research and development cost is insignificant.

Seasonality

Our operating results may vary significantly from period to period due to many factors, including seasonal factors that may have an effect on the demand for our products. While seasonality has not been particularly prevalent in our historical results of operations due to the rapid growth of our business, we generally expect to experience higher sales in the second and fourth quarters of each year, primarily attributable to the major shopping festivals across online e-commerce platforms such as “618,” “Singles’ Day” and “Double Twelve,” which are highly popular among Chinese consumers.

Competition

We operate across the household appliances economy, including in the television, air-conditioner, laundry appliance, refrigerator and freezer, cooking appliance, dishwasher, mixer and other small domestic appliances industries. We compete primarily on brand awareness, product quality and breadth, price, and product performance. In general, we compete in a diverse and fragmented market of household appliances retail chains and online retailers in the PRC such as Shenzhen Yitoa Intelligent Control Co. Ltd., a company listed on the Shenzhen Stock Exchange (Shenzhen Stock Exchange, 300131), Guangdong Anjubao Digital Technology Co. Ltd., a company listed on the Shenzhen Stock Exchange (Shenzhen Stock Exchange, 300155), Aishida Co. Ltd., a company listed on the Shenzhen Stock Exchange (Shenzhen Stock Exchange, 002403), and Town Ray Holdings Limited, a company listed on the Hong Kong Stock Exchange (Hong Kong Stock Exchange, 1692). Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building our brand awareness, improving product quality and breadth, product performance, offering a competitive price, lowering costs, and taking other efficiency-enhancing measures.

Quality Control

We carefully select our OEMs and other suppliers. We also closely monitor the production by our OEMs and other suppliers. We have developed an evaluation system to assess our OEMs and other suppliers regularly based on a set of parameters, such as product quality and timeliness of delivery. We maintain an internal list of approved OEMs and other suppliers. We obtain quotations from different OEMs for each sales order and select them by taking into account the functionalities of products, their track record, scale of operation, product quality, reputation and price. Upon completion of a sales order, we conduct an evaluation and performance review for our future reference by our quality control and research and development personnel.

Sales and Marketing

Our procurement, sales and marketing team is comprised of 4 employees and they are responsible for procurement, sales, marketing and customer service. In search for prospective customers, we actively invest in driving traffic to our e-commerce website, marketing our products to consumers and building our brand. Further, we leased a showroom in Shenzhen, PRC to exhibit and promote our products to existing and prospective customers which in turn may create more business opportunities and further strengthen the corporate image. We did not incur any sales and marketing expenses for the year ended December 31, 2018. We incurred sales and marketing expenses as a percentage of sales revenue of 1% for the year ended December 31, 2019. We believe the increase in sale and marketing expenses contributed to our revenue growth in 2019 and we will continue to invest more in 2020. This improvement reflects more efficient marketing returns as Wiseman expands its product offerings in existing and new categories, increased customer awareness, a higher returning customer mix, growth in our distribution partnership and retail placements by distributors and more effective marketing models as we continue to improve our understanding of our customers.

Employees

As of March 31, 2020, we had 17 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Procurement, Sales and marketing	4
Quality control and research and development	7
Management, human resources and other administration	4
Finance and accounting	2
Total	17

Properties

Our corporate headquarters, which is located in Shenzhen, PRC, is a leased property of approximately 150 square meters. In addition, we currently lease 5 properties, ranging from approximately 150 to 2,300 square meters, in Shenzhen, PRC and Cambodia, which primarily carry out the function of a showroom, storage room and an overseas representative office, respectively.

We lease all of our facilities and do not own any real property. Our leases will expire from 2020 to 2024. We believe that our current facilities are suitable and adequate to meet our current needs. If we require additional space, we expect to obtain additional facilities on commercially reasonable terms.

Inventory

We generally maintain limited inventory of our products. We order products for our orders on an as-needed basis. Where our products are ordered by our customers, we place orders with our OEMs upon receipt of orders from our customers. Occasionally, we order extra inventory for the best-selling products if we expect a higher demand from potential customers.

Intellectual Property

We consider trademarks, patents and copyrights to protect our intellectual property rights critical to our success. We are the registered owner of 1 trademark in Hong Kong. We are the registered owner of 10 computer software copyrights in the PRC. We are currently in the process of transferring an additional 9 trademarks from Shenzhen Wiseman Smart Technology Group Co., Limited, which is owned 66% by our chief executive officer and Director, Mr. Lai Jinpeng. We have recently discussed with Mr. Xiao to acquire his 7 patents in the PRC as we see strategic benefits in incorporating these patents into our Wiseman Home System. We are also the registered owner of one domain name, namely “wisemanglobal.cn.”

Insurance

We purchase pension insurance for our employees and general commercial insurance for our workers pursuant to relevant PRC laws and regulations. We do not have any third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our property or relating to our operations. Such insurance is not mandatory according to the laws and regulations of the PRC. We believe this practice is consistent with customary subcontracting industry standards adopted by other project management operators in the PRC. As part of our strategy, if we engage subcontractors to work on our integration and installation services projects, we will require them to purchase insurance for our projects. As at December 31, 2019, we have not engaged with any subcontractor.

Warranty

We generally provide a standard warranty for our products. The warranty period is typically 12 months upon delivery and inspection of the products in accordance with PRC national warranty standard. Our warranty includes the repair works for the non-functional products, and the costs of the component parts are not included in our warranty. The determination of our warranty requirements is based on actual historical experience. To date, we have not incurred a material warranty expense on any products. However, as a policy, provisions for warranty liability will be made during the period in which a provision for warranty liability becomes probable and can be reasonably estimated. We consider the cost of the repair work is immaterial, as such, there is no provision for warranty liability made for during the warranty period.

Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this prospectus, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline, and you may lose all or part of your investment. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section. In the event that any of the events described in the risk factors below occur, it could have a material adverse effect on our operations and cash flow and cause the value of our securities to decline in value or become worthless.

Risks Relating to Our Company

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be adversely affected.

The household appliances market of the People’s Republic of China (“PRC”) is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The household appliances market has a multitude of participants in the domestic market, including a wide range of appliances product brands with product lines that can be purchased in physical stores or online stores such as Viomi Technology Co., Ltd, as well as many large, broad-based consumer electronics companies in domestic market or overseas market either competing in our market or adjacent markets or have announced plans to do so, including Xiaomi Corporation and Samsung Group. For example, Xiaomi Corporation’s Mijia branded smart home appliances product line offers products ranging from air conditioners to microwaves.

We believe many of our competitors and potential competitors have significant competitive advantages, including but not limited to longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services , larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and business partners, greater brand recognition, ability to leverage stores which they may operate, and greater financial, research and development, marketing, distribution, and other capabilities and resources than we do. Our competitors and potential competitors may also be able to develop products and services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we fail to maintain quality products and value, our sales are likely to be negatively affected.

Our success depends on the safety and quality of products that we obtain from independent original equipment manufacturers (“OEMs”) for our customers. Our future customers will identify our brand name with a certain level of quality and value. If we could not meet this perceived value or level of quality, we may be negatively affected and our operating results may suffer. Additionally, any failure on the part of third-party OEMs to maintain the quality of their products, will in turn substantially harm the results of our business operations, potentially forcing us to identify other third-party OEMs or alter our business strategy significantly.

If we are unable to create brand influence, we may not be able to maintain current or attract new users and customers for our products.

Our operational and financial performance is highly dependent on the strength of our brand. We believe brand familiarity and preference will continue to have a significant role in winning customers and the decision to buy our products and services. In order to further expand our customer base, we may need to substantially increase our marketing expenditures to enhance brand awareness through various online and offline means. Moreover, negative coverage in the media of our company could threaten the perception of our brand, and we cannot assure you that we will be able to defuse negative press coverage about our company to the satisfaction of our investors, customers and business partners. If we are unable to defuse negative press coverage about our company, our brand may suffer in the marketplace, our operational and financial performance may be negatively impacted and the price of our shares may decline.

Currently, we sell our products, with or without customization, under our brand name “Wiseman”, to domestic customers in the PRC and to overseas customers. However, if our competitors initiate a lawsuit against us for infringing their trademark, we may be forced to adopt a new brand name for our flagship mobile application. As a result, we may incur additional marketing cost to raise awareness of such new brand name. We may also be ordered to pay a significant amount of damages, and our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to successfully develop and timely introduce new products or enhance existing products, our business may be adversely affected.

We must continually source, develop and introduce new products and services as well as improve and enhance our existing products and services to maintain or increase our sales. The success of new or enhanced products may depend on a number of factors including, anticipating and effectively addressing user preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and the quality of or defects in our products. The risk of not meeting our customers’ preferences and demands through our products and services may result in a shift in market shares, as customers instead choose products and services offered by our competitors. This may result in lower sales revenue, adversely affecting our business.

We may not be able to manage the growth of our business and our expansion plans and operations or implement our business strategies on schedule or within our budget, or at all.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. In 2020, we plan to introduce our branded “Wiseman Home System” to align with our growth strategies. For further details on our business strategies, see “Business —Our Strategies.” Any expansion may increase the complexity of our operations and place a significant strain on our managerial, technological, operational, financial and human resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We cannot assure you that we will be able to effectively manage our growth or to implement all these systems, procedures and control measures successfully. Further, the anticipated benefits from these growth initiatives, strategies and operating plans are based on assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits that we expect to achieve or it may be more costly to do so than we anticipate. If, for any reason, we are not able to manage our growth effectively, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affects our operations or costs more or takes longer to effectuate than we expect, and/or if our assumptions prove to be inaccurate, our business and prospects may be materially and adversely affected.

In addition, we may seek and pursue opportunities through joint ventures or strategic partnerships for expansion from time to time, and we may face similar risks and uncertainties as listed above. Failure to properly address these risks and uncertainties may materially and adversely affect our ability to carry out acquisitions and other expansion plans, integrate and consolidate newly acquired or newly formed businesses, and realize all or any of the anticipated benefits of such expansion, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a limited operating history in the PRC household appliances industry, which makes it difficult to evaluate our future prospects.

We launched our household appliances business in July 2018 and thus have a limited operating history. We have limited experience in most aspects of our business operation, such as sourcing inventory for our products and services and in-house development of smart capabilities for our products. As our business develops and as we respond to competition, we may continue to introduce new product offerings and make adjustments to our existing product line and to our business operation in general. Any significant change to our business model that does not achieve expected results may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

The PRC household appliances industry may not develop as expected. Prospective retail and corporate customers may not be familiar with the development of the market and may have difficulties distinguishing our products from those of our competitors. Convincing prospective retail and corporate customers of the value of our products is important to the success of our business. The risk of failing to convince potential customers or distributors to purchase products and services from us may result in the failure of our business plan. Many customers or distributors may not be interested in purchasing products and services we sell because there is no certainty that our business will succeed.

You should consider our business and prospects in light of the risks and challenges we encounter or may encounter given the rapidly evolving market in which we operate and our limited operating history. These risks and challenges include our ability to, among other things:

●	manage our future growth;
●	increase the utilization of our products by existing and new customers;
●	maintain and enhance our relationships with retail and corporate customers;
●	enhance our in-house research and development to support the growth of our business;
●	improve our operational efficiency;
●	attract, retain and motivate talented employees;
●	cope with economic fluctuations;
●	navigate the evolving regulatory environment; and
●	defend ourselves against legal and regulatory actions.

A decline in general economic condition could lead to reduced consumer demand and could negatively impact our business operation and financial condition, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including spending for the household appliances and related products and services we sell, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

The economy of PRC in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects.

Our business and prospects depend on the continuing development of the economy in PRC. We cannot assure you that the PRC economy will continue to grow at the same pace as in the past. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty. In the event that the PRC economy suffers, demand for our products may diminish, which would in turn result in our profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

Our failure to comply with anti-corruption laws and regulations, or effectively manage our employees, customers and business partners, could severely damage our reputation, and materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to risks in relation to actions taken by us, our employees, third-party customers or business partners that constitute violations of the anti-corruption laws and regulations. While we adopt strict internal procedures and work closely with relevant government agencies to ensure compliance of our business operations with relevant laws and regulations, our efforts may not be sufficient to ensure that we comply with relevant laws and regulations at all times. If we, our employees, third-party customers or business partners violate these laws, rules or regulations, we could be subject to fines and/or other penalties. Actions by PRC regulatory authorities or the courts to provide an alternative interpretation of the laws and regulations or to adopt additional anti-bribery or anti-corruption related regulations could also require us to make changes to our operations. Our reputation, corporate image, and business operations may be materially and adversely affected if we fail to comply with these measures or become the target of any negative publicity as a result of actions taken by us, our employees, third-party customers or business partners.

We and our suppliers are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition and results of operations.

In the household appliances industry, we are subject to numerous laws and regulations, including labor, employment and taxation laws to which the industry participants are typically subject to. The formulation, manufacturing, packaging, labeling, distribution, sale and storage of our inventory are subject to extensive regulation by various federal agencies and regulatory bodies. If we fail to comply with those regulations, we would subject to significant penalties or claims, which would harm our business operations. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of products we may offer, resulting in significant loss of net sales. Our failure to comply with regulations may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of products we may offer for sale. The occurrence of any of the foregoing will have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to these compliance activities.

We have limited insurance coverage, which could expose us to significant costs and business disruption.

We cannot provide assurances that our current insurance policies are sufficient to cover all of the risks associated with our operations. Any business disruption, litigation or natural disaster may place a strain on management resources, affect our reputation or require us to spend a significant sum of money on legal costs. There is no assurance that the insurance policies we maintain are sufficient or that we will be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the insured amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

The Company’s ability to expand its operations will depend upon the company’s ability to raise significant additional financing as well as to generate continuous income stream.

Developing our business may require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing. Third-party financing may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could lead to a slowdown in our growth.

Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations are focused on utilizing our sales efforts which are principally located in the PRC. As a result, our results of operations, cash flows and financial condition depend upon the demand for our products in the PRC. Due to the lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	General economic conditions;
●	The demand for products under our brand name;
●	Our ability to retain, grow our business and attract new customers;
●	Administrative costs;
●	Advertising and other marketing costs; and
●	Development costs for the Wiseman Home System.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Investors relying upon this misinformation may make an uninformed investment decision. If we could not provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information. This could result in the trading price of our common stock to drop significantly and result in a loss of some or all of your investment.

We may be unable to protect our intellectual property rights.

We consider trademarks, patents and copyrights to protect our intellectual property rights critical to our success. We are the registered owner of 1 trademark in Hong Kong. We are the registered owner of 10 computer software copyrights in the PRC. We are currently in the process of transferring an additional 9 trademarks from a company which owned 66% by our chief executive officer. We have recently discussed with our top researcher, Mr. Xiao Zhengwen (“Mr. Xiao”) to acquire his 7 patents in the PRC as we see strategic benefits in incorporating these patents into our Wiseman Home System. We are also the registered owner of one domain name, namely “wisemanglobal.cn.” We cannot assure you that counterfeiting or imitation of our products will not occur in the future or, if it does occur, that we will be able to address the problem in a timely and effective manner. Any occurrence of counterfeiting or imitation of our products or other infringement of our intellectual property rights could negatively affect our brand and our reputation, which in turn adversely affects our results of operations.

Litigation to prosecute infringement of our intellectual property rights could be costly and lengthy and will divert our managerial and financial resources. We will have to bear costs of the intellectual property litigation and may be unable to recover such costs from our opposite parties. Protracted litigation could also result in our users deferring or limiting their purchase or use of our products until such litigation is resolved. The occurrence of any of the foregoing will have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in the PRC or other jurisdictions. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. If any third-party infringement claims are brought against us, we may have to divert management’s time and other resources from our business and operations to defend against these claims.

Additionally, the application and interpretation of the PRC’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in the PRC are still evolving and are uncertain. We cannot assure you that PRC courts or regulatory authorities would agree with our legal interpretation. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property. We may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and results of operations may be materially and adversely affected.

We may be adversely affected by the performance of third-party contractors.

Our third-party OEMs engaged third-party contractors to carry out logistics services to our customers. Our third-party OEMs endeavor to engage third-party companies with a strong reputation and track record, high performance reliability and adequate financial resources. However, any such third-party contractor may still fail to provide satisfactory logistics services at the level of quality or within the timeframe required by us or our customers. While we generally require our third-party OEMs to fully reimburse us for any losses arising from delay in delivery or non-delivery, our results of operation and financial condition may be adversely affected if any of the losses are not borne by them. If the performance of any third-party contractor used by our third-party OEMs is not satisfactory, we may need to utilize other delivery method or take other remedial actions, which could adversely affect the cost structure and delivery schedule of our products and services and thus have a negative impact on our reputation, financial position and business operations. In addition, as we expand our business into other geographical locations, we may utilize third-party contractors to carry out logistic services and there may be a shortage of third-party contractors that meet our quality standards and other selection criteria in such locations and, as a result, we may not be able to engage a sufficient number of high-quality third-party contractors in a timely manner, which may adversely affect our delivery schedules and delivery costs and hence our business, results of operations and financial conditions.

If our employees do not maintain a strong work ethic and comply with our code of ethics, including our confidentiality requirements, their actions may negatively influence our business and reputation.

Employees with good professional ethics are important for any company’s development. An employee might, either intentionally or unintentionally, disclose confidential information about our Company or our customers and particularly unscrupulous employees might endeavor to sell material information to industry competitors. Furthermore, our employees will develop relationships with our business partners and customers, and may acquire information that could be used to harm their business interests. If this should happen, our business partners and customers might lose faith in our company. While we can never eliminate these ethical risks entirely, we will attempt to reduce the likelihood of breaches of trust and mitigate their impacts of it by hiring highly professional employees and establishing strong internal information management systems.

We also plan to establish a series of policies to reduce the likelihood of such events. However, in the event that any employee discloses confidential information about our Company or our clients or sells material information to industry competitors, it could have a material adverse effect on our reputation, operations and cash flow.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior management personnel or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior management personnel and key employees in our industry is intense, and we may be unable to retain our senior management personnel and key personnel or attract and retain new senior management personnel and key employees in the future, in which case our business may be severely disrupted.

An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters and fluctuations in inflation and foreign currency exchange rates may affect consumer purchases, reduce demand for our products and materially harm our business, results of operations and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, including but not limited to, general current and future economic and political conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and consumer perceptions of personal well-being and security.

For example, there was an outbreak of a novel strain of coronavirus (“COVID-19”) in the PRC, which has spread rapidly to many parts of the world. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China for the past few months. In March, 2020, the World Health Organization declared the COVID-19 a pandemic. In response to the outbreak, the municipal government of Guangdong Province has taken strict control measures to prevent the further outbreak of the disease since January 28, 2020. As a result, a notice issued by the municipal government of Guangdong Province that most of the business entities, including commercial banks, hotels, public transportation and express delivery companies, except for those related to epidemic prevention supply, utility supply, supermarkets, etc., in Shenzhen City were not allowed to resume operations before February 9, 2020, and all of our employees (including staff in our accounting department) were not able to come back to the office. We resumed our operation from February 10 to February 13, 2020. However, on February 14, 2020, we decided to temporarily shut down our operations as the situation worsen. We fully resumed our operations on March 2, 2020. However, we cannot assure you that we will not shut down our offices, storeroom and/or showroom if the COVID-19 situation become worse, or that the municipal government will not pursue such policies in the future. If it happens, our business, financial conditions and results of operations could be adversely affected.

Consumer purchases of discretionary items such as electronics, including our products, often decline during periods when economic or market conditions are unstable or weak. Reduced consumer confidence and spending cutbacks may result in reduced demand for our products and services, which could result in lost sales and/or excessive markdowns. Reduced demand also may require increased selling and promotional expenses, impacting our profitability. Changes in areas around the store locations of our distributors might result in reductions in consumer foot traffic or otherwise render the locations unsuitable and could cause our sales to be less than expected. Prolonged or pervasive economic downturns could slow the pace of our business development, reduce comparable sales or cause setbacks to our operations, which could have a material negative impact on our financial performance. When the economy weakens or as consumer behavior shifts, distributors may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers and distributors, which in turn could have an adverse effect on our results of operations and financial condition.

Natural disasters and other events beyond our control could materially adversely affect us and our supplier’s operations.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. This may result in delivery delays, malfunctioning of supplier’s facilities or shutdown of logistic points. Such events could make it difficult or impossible for us to deliver our products to our customers and could decrease demand for our products. In the past, there was no significant disruption of operation at our supplier’s production facilities and logistic points. However, we could not assure you that our supplier’s production facilities and logistic points will always operate normally in the future.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to follow the extended transition period, and as a result, we will delay adoption of certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

General Risks Associated with Business Operations in PRC

American investors may have difficulty enforcing judgments against our Company and Officers.

We are a Nevada corporation and most of our assets are and will be located outside of the United States. Almost all of our operations will be conducted in PRC. In addition, our officers and directors are nationals and residents of a country other than the United States. All of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon them. It may also be difficult to enforce court judgments on the civil liability provisions of the U.S. federal securities laws against our Company and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Adverse changes in global or the PRC’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are substantially sourced from the PRC. Accordingly, our results of operations, financial condition and prospects are influenced by economic, political and legal developments in the PRC. Economic reforms begun in the late 1970s have resulted in significant economic growth. However, any economic reform policies or measures in the PRC may from time to time be modified or revised. The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 40 years, growth has been uneven across different regions and among different economic sectors and the rate of growth has been slowing.

The PRC’s economic conditions are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The global macroeconomic environment is facing new challenges and there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies. Recent international trade disputes, including tariff actions announced by the United States, the PRC and certain other countries, and the uncertainties created by such disputes may cause disruptions in the international flow of goods and services and may adversely affect the Chinese economy as well as global markets and economic conditions. There have also been concerns about the economic effect of the military conflicts and political turmoil or social instability in the Middle East, Europe, Africa and other places. Any severe or prolonged slowdown in the global economy may adversely affect the Chinese economy which in turn may adversely affect our business and operating results.

The PRC government exercises significant control over the PRC’s economic growth through strategically allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Although the PRC economy has grown significantly in the past decade, that growth may not continue, as evidenced by the slowing of the growth of the PRC economy since 2012. Any adverse changes in economic conditions in the PRC, in the policies of the PRC government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to reduction in demand for our products and adversely affect our competitive position.

Foreign exchange fluctuations may affect our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment. The value of the RMB against the U.S. dollar and other currencies is affected by changes in the PRC’s political and economic conditions and by the PRC’s foreign exchange policies, among other things. In July 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, RMB is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB has depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of the PRC. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and we cannot assure you that the RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

There remains significant international pressure on the Chinese government to adopt a flexible currency policy to allow the RMB to appreciate against the U.S. dollar. Significant revaluation of the RMB may have a material adverse effect on your investment. Substantially all of our revenues and costs are denominated in RMB. Any significant revaluation of RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our ADSs in U.S. dollars. To the extent that we need to convert U.S. dollars into RMB for capital expenditures and working capital and other business purposes, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our ADSs, and if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.

Substantially most of our revenue is denominated in RMB. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

Since 2016, PRC governmental authorities have imposed more stringent restrictions on outbound capital flows, including heightened scrutiny over “irrational” overseas investments for certain industries, as well as over four kinds of “abnormal” offshore investments, which are:

●	investments through enterprises established for only a few months without substantive operation;

●	investments with amounts far exceeding the registered capital of onshore parent and not supported by its business performance shown on financial statements;

●	investments in targets which are unrelated to onshore parent’s main business; and

●	investments with abnormal sources of RMB funding suspected to be involved in illegal transfer of assets or illegal operation of underground banking.

On January 26, 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, which tightened the authenticity and compliance verification of cross-border transactions and cross-border capital flow, including requiring banks to verify board resolutions, tax filing forms and audited financial statements before wiring foreign invested enterprises’ foreign exchange dividend distribution of over US$50,000. In addition, the Outbound Investment Sensitive Industry Catalogue (2018) lists certain sensitive industries that are subject to NDRC pre-approval requirements prior to remitting investment funds offshore, which subjects us to increased approval requirements and restrictions with respect to our overseas investment activity. Since a significant amount of our PRC revenue is denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC, make investments, service any debt we may incur outside of PRC or pay dividends in foreign currencies to our shareholders.

Inflation could pose a risk to our business.

Inflation is an important factor that must be considered as we move forward. A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, such as labor costs and inventory costs, affecting our ability to provide our products at competitive prices. An increase in the rate of inflation would force our clients to search for other household appliance providers, causing us to lose business and revenue.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Most of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in PRC. However, PRC has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in PRC or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in PRC may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in PRC must notify the anti-monopoly enforcement agency, in advance of any transaction where the parties’ revenues in the PRC market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the other party. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the PRC Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

We have notified substantial beneficial owners of shares of common stock who we know are PRC residents of their filing obligation, and pursuant to SAFE Circular 37, we have requested our shareholders who are residents to make the necessary applications and filings. However, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and cannot assure you that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject the beneficial owners or our PRC subsidiaries to fines and legal sanctions. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Pursuant to SAFE Notice 13, entities and individuals are required to apply for foreign exchange registration of foreign direct investment and overseas direct investment, including those required under the SAFE Circular 37, with designated domestic banks, instead of SAFE. The designated domestic banks will directly review the applications and conduct the registration.

Furthermore, since it is unclear how those new SAFE regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of PRC with “de facto management bodies” located in PRC may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the basis of de facto management bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in PRC. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of PRC is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by PRC Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in PRC. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

Risks Related to our Common Stock

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;
●	news regarding gains or losses of customers or business partners by us or our competitors;
●	news regarding gains or losses of key personnel by us or our competitors;
●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;
●	changes in earnings estimates or buy/sell recommendations by financial analysts;
●	potential litigation;
●	the imposition of fines or penalties related to our activities in the PRC and failure to comply with applicable rules and regulations;
●	general market conditions or other developments affecting us or our industry; and
●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

In addition, under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits. Further, because of the various rules applicable to our operations in PRC and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We may be subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Our principal place of business is located at 1702, Block B, Wisdom Plaza, No. 4068, Qiaoxiang Road, Shahe Street, Nanshan District. Shenzhen City, Guangdong, PRC, 518000 and the telephone number is +(86) 755 8489 9169.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “WISM.”

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

We received our trading symbol on April 25, 2019 and were first quoted on April 25, 2019 but no shares were traded until June 9, 2019.

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter over the past two fiscal years, and to the date of this annual report. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis.

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$4.50	$4.50
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$—	$—
Second Quarter	$5.18	$0.04
Third Quarter	$5.23	$5.18
Fourth Quarter	$5.23	$4.50

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Number of Holders

102,400,000 shares of common stock were issued and outstanding as of March 31, 2020. They were held by a total of 258 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2019 and December 31, 2018. We have not paid any cash dividends since on July 17, 2018 (inception) and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

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

On September 5, 2018, the Company issued 2,500,000 shares of restricted common stock to Mr. Lin Haisong, each with par value of $0.01 per share, for additional working capital of $250.

On May 23, 2019, the Company issued 11,800,000 shares of restricted common stock to Mr. Yang Huanyu, each with par value of $0.01 per share, for additional working capital of $118,000.

On May 23, 2019, the Company issued 11,525,000 shares of restricted common stock to Ms. Zheng Haiyan, each with par value of $0.01 per share, for additional working capital of $115,250.

On May 23, 2019, the Company issued 13,340,000 shares of restricted common stock to Mr. Yang Weijun, each with par value of $0.01 per share, for additional working capital of $133,400.

On May 23, 2019, the Company issued 10,535,000 shares of restricted common stock to Mr. Liu Xian, each with par value of $0.01 per share, for additional working capital of $105,350.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions. With respect to the transactions described above, no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing, and no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December, 2019 and 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a household appliances and related domestic appliances products company in the PRC. Our principal business activity is the provision of household appliances products and related domestic appliances products. Our products improve the home lifestyle and living solutions experience, predominately through power savings, resources efficiencies and functionalities of products. We sell our products to corporate customers, retail customers and independent distributors predominately in the PRC and intend to expand our business in other countries around the world. Our products are typically used in a home setting of consumers of all demographics on a daily basis and meet the convenience-oriented preferences of today’s consumer across a broad range of household activities. We help make daily life easier through a broad range of products that offer multi-purpose functions. Our diverse product portfolio includes televisions, air-conditioners, laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Our products are known for their quality, which is recognized by our consumers, retail customers, and corporate customers alike. We believe our customers know they can depend on our trusted brand. These factors generate loyalty which empowers us to develop and launch new products that expand application scenarios and transforms our product portfolio into the smart household appliances category.

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products, (ii) consultancy, and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the year ended December 31, 2019, our revenue was $5.5 million, and our gross profit was approximately $1.7 million. For the year ended December 31, 2018, our revenue was $5,084, and our gross profit was approximately $796. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations

For the years ended December 31, 2019 and 2018

	Years Ended December 31,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$5,534,822	100.0%	$5,084	100%	$5,529,738	108,767.5%
Cost of revenues	(3,865,556)	(69.8)%	(4,287)	(84.3)%	(3,861,269)	(90,069.3)%
Gross profit	1,669,266	30.2%	797	15.7%	1,668,469	209,343.7%
Operating expenses	(537,477)	(9.7)%	(52,350)	(1,029.7)%	(485,127)	(926.7)%
Other income, net	48,791	0.9%	2	0.0%	48,789	100%
Income (Loss) from operations	1,180,580	21.4%	(51,551)	(1,014.0)%	1,232,131	2,390.1%
Net finance cost	130	0.0%	-	-	130	100%
Income tax expense	(325,221)	(5.9)%	-	-	(325,221)	(100)%
Net profit (loss)	$855,489	15.5%	$(51,551)	(1,014.0)%	$907,040	1,759.5%

Revenues

For the years ended December 31, 2019 and 2018, the Company generated revenue in the amount of approximately $5.5 million and $5,084, respectively. The revenue was generated from the sales of household appliances and related products in the PRC. We have achieved rapid growth since our inception in 2018 and we believe this is the result of our strategies in increasing brand awareness and equity to acquire new customers and expanding network of retail stores placements and authorized distributors.

Cost of Revenue

Cost of revenue for the year ended December 31, 2019 amounted to approximately $3.9 million as compared to $4,287 for the year ended December 31, 2018. The significant increase of cost of revenue was a result of the overall growth of our business and relatively in line with the rapid growth of net revenues. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

General and Administrative Expenses

For the years ended December 31, 2019 and 2018, we had general and administrative expenses in the amount of $537,477 and $52,350, respectively. These were primarily comprised salary, public and investors’ relations expenses, overseas travelling expenses, sundry expenses and advertising and promotion expenses.

Gross profit

Our gross profit increased from $797 in 2018 to approximately $1.7 million in 2019, primarily attributable to our sales growth.

Our gross margin increased from 15.7% to 30.2% for the same periods. The increase in gross margin was primarily due to the economies of scale and a significant increase in net revenues contribution from other product categories.

Income tax expenses

For the years ended December 31, 2019 and 2018, we had an income tax expenses of $325,221 and $0, respectively.

Net Profit (Loss)

For the year ended December 31, 2019, we had a net profit of $855,489 while we incurred a net loss of $51,551 for the year ended December 31, 2018.

Liquidity and Capital Resources

Summary cash flows information for the years ended December 31, 2019 and 2018 are as follow:

	2019	2018
	(In U.S. dollars)
Net cash used in operating activities	$(90,841)	$(42,755)
Net cash used in investing activities	$(237,519)	$(4,321)
Net cash provided by financing activities	$675,834	$64,063

Cash Used in Operating Activities

For the years ended December 31, 2019 and 2018, net cash used in operating activities was $90,841 and $43,755, respectively. The cash used in operating activities was attributable to accounts receivable, inventories, and deposits paid, prepayments and other receivables.

Cash Used in Investing Activities

For the years ended December 31, 2019 and 2018, net cash used in investing activities was $237,519 and $4,321 respectively. The cash used in investing activities was attributable to purchase of property, plant and equipment.

Cash Provided by Financing Activities

For the years ended December 31, 2019 and 2018, the Company has repaid $56,166 to our chief executive officer and Director, Mr. Lai Jinpeng.

For the years ended December 31, 2019 and 2018, net cash provided by financing activities was $675,834 and $64,063, respectively. The net cash provided by financing activities was attributable to the proceeds from sale of common stock.

Working capital turnover

Inventory

Our inventory consists of finished products. As of December 31, 2019 and 2018, our inventory was $143,559 and $0, respectively. The increase reflected the growth in our sales. Our inventory turnover days was 7 days for the year ended December 31, 2019. Inventory turnover days for a given period are equal to average of the balances of inventories, net of allowance for doubtful accounts, at the beginning and the end of the period divided by cost of revenues during the period and multiplied by the number of days during the period.

Accounts receivable

Our accounts receivable represent primarily accounts receivable from third parties. As of December 31, 2019 and 2018, our accounts receivable, net of allowance for doubtful accounts, was approximately $1.2 million and $0, respectively. The increase reflected a significant growth in our business and revenues. Our accounts receivable turnover days were 40.4 days and 0 day for the years ended December 31, 2019 and 2018, respectively. Accounts receivable turnover days for a given period are equal to average of the balances of accounts and notes receivable, net of allowance for doubtful accounts, at the beginning and the end of the period divided by net revenues during the period and multiplied by the number of days during the period.

Accounts payable

Our accounts payable represent primarily accounts payable to manufacturers. As of December 31, 2019 and 2018, our accounts payable were $31,181 and $3,284, respectively. The increase reflected the growth of our sales. Our accounts and notes payable turnover days were 1.6 days and 139.8 days for the years ended December 31, 2019 and 2018, respectively. Accounts payable turnover days for a given period are equal to average of the balances of accounts and notes payable, at the beginning and the end of the period divided by cost of revenues during the period and multiplied by the number of days during the period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2019, the Company’s subsidiary lease an office in Cambodia under a non-cancellable operating lease for five years commencing from August 1, 2019 and expiring on July 31, 2024. As December 31, 2019, the future minimum rental payments under this lease aggregate approximately $1,100,000 and due as follows: 2020 $240,000, 2021 $240,000, 2022 $240,000, 2023 $240,000, and 2024 $140,000.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $982,682 on its consolidated financial statements for the fiscal year ended December 31, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

WISEMAN GLOBAL LIMITED

FINANCIAL STATEMENTS

For the year ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wiseman Global Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wiseman Global Limited together with its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 11 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore
May 12, 2020

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2019 AND 2018

	As of December 31, 2019	As of December 31, 2018
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$362,771	$16,987
Accounts receivable	1,216,773	-
Inventories	143,559	-
Deposits paid, prepayments and other receivables	207,781	3,667
TOTAL CURRENT ASSETS	$1,930,884	$20,654

NON-CURRENT ASSETS
Right of use asset, net	982,682	-
Property, plant and equipment, net	226,094	4,321
TOTAL NON-CURRENT ASSETS	1,208,776	4,321

TOTAL ASSETS	$3,139,660	$24,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$31,181	$3,284
Other payables and accrued liabilities	296,430	9,179
Income tax payable	294,503	-
Lease liability	195,205	-
Amount due to related parties	518	-
Advance from a director	2,872	59,063
TOTAL CURRENT LIABILITIES	820,709	71,526

NON-CURRENT LIABILITIES
Lease liability	$787,477	$-
TOTAL NON-CURRENT LIABILITIES	787,477	-

TOTAL LIABILITIES	$1,608,186	$71,526

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of December 31, 2019 and 50,000,000 shares as of December 31, 2018	10,240	5,000
Additional paid-in capital	726,760	-
Accumulated other comprehensive loss	(9,464)	-
Accumulated profit / (deficit)	803,938	(51,551)

TOTAL STOCKHOLDERS’ EQUITY	1,531,474	(46,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,139,660	$24,975

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the years ended December 31,
	2019 (Audited)	2018 (Audited)
REVENUE	$5,534,822	$5,084

COST OF REVENUE	(3,865,556)	(4,287)

GROSS PROFIT	1,669,266	797

OTHER INCOME	48,791	2

OPERATING EXPENSES
General and administrative	(537,477)	(52,350)

INCOME / (LOSS) FROM OPERATIONS	1,180,580	(51,551)

INTEREST INCOME	130	-

INCOME/ (LOSS) BEFORE INCOME TAX	1,180,710	(51,551)

INCOME TAX EXPENSES	(325,221)	-

NET PROFIT / (LOSS)	855,489	(51,551)

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	(9,464)	-

COMPREHENSIVE INCOME	846,025	-

NET INCOME PER SHARE, BASIC AND DILUTED	0.01	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	83,396,164	41,071,428

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance, July 17, 2018 (inception)	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance of share capital – founder’s shares	30,000,000	$3,000	$-	$-	$-	$3,000
Net loss for the year	-	-	$-	$(51,551)	-	$(51,551)
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of shares in initial public offering	5,200,000	$520	$259,480	$-	$-	$260,000
Issuance of private placement shares	47,200,000	$4,720	$467,280	$-	$-	$472,000
Net profit for the year	-	$-	$-	$855,489	$-	$855,489
Foreign currency translation	-	$-	$-	$-	$(9,464)	$(9,464)
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$855,489	$(51,551)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	16,469	-
Amortization of ROU asset	78,435	-
Change in lease liability	(78,435)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,227,402)	-
Inventories	(144,813)	-
Deposits paid, prepayments and other receivables	(205,050)	(3,667)
Accounts payable	28,171	3,284
Other payables and accrued liabilities	586,295	9,179

Net cash used in operating activities	$(90,841)	$(42,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(238,331)	$(4,321)
Investment in subsidiary	(724)	-
Cash proceeds from acquisition of subsidiary	1,536	-
Net cash used in investing activities	$(237,519)	$(4,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$732,000	$5,000
(Repayment to) / Advance from a director	(56,166)	59,063

Net cash provided by financing activities	$675,834	$64,063

Effect of exchange rate changes in cash and cash equivalents	$(1,690)	$-

Net increase in cash and cash equivalents	345,784	16,987
Cash and cash equivalents, beginning of period	16,987	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,771	$16,987

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$319	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,061,117	$-

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Wiseman Global Limited (“WISM”) was incorporated in Nevada on July 17, 2018, and before the transaction described below, WISM is engaged distributing a full line of major household appliances and related products in PRC region including Shenzhen and Hong Kong.

Name	Place/date of incorporation	Principal activities
Wisdom Global Group Co., Limited	Seychelles / May 17, 2018	Investment holding

Wiseman Global Limited (“Wiseman HK”)	Hong Kong / July 31, 2018	Distributing a full line of major household appliances and related products

Shenzhen Wiseman Smart Industrial Co., Limited (“SWSICL”)	PRC / March 18, 2019	Distributing a full line of major household appliances and related products

Shenzhen Wiseman Industrial Development Co., Limited (“SWIDCL”)	PRC / December 29, 2017 (Acquired on August 12, 2019)	Distributing a full line of major household appliances and related products

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

Shenzhen Wiseman Smart Industrial Co., Limited, a wholly-owned subsidiary of Wiseman HK, was incorporated in the PRC on March 18, 2019.

On August 12, 2019, SWSICL acquired 100% of the equity interests of Wiseman Industrial Development Co., Limited from Ms. Wu Wenzhi.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the year ended December 31, 2019.

Revenue Recognition

Revenue is generated through sale of goods, consultancy, integration and installation services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company allows for 12-month warranties to be purchased on the products. Our warranty includes the repair works for the unfunctional products, and the costs of the spare parts are not included in our warranty. In management’s opinion, there is no provision made for warranty provided.

The revenue that generated through sale of goods are $5,502,179. Revenue generated through consultancy, integration and installation services are $18,000 and $14,643, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the year ended
December 31, 2019

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.96
Period-average CNY¥ : US$1 exchange rate	6.90

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $982,682 on its consolidated financial statements for the fiscal year ended December 31, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. ACQUISITION OF SHENZHEN WISEMAN INDUSTRIAL DEVELOPMENT CO., LIMITED (“SWIDCL”)

On August 12, 2019, the Company acquired 100% equity interest of SWISCL for cash consideration of US$724, equivalent to CNY¥ 5,000. SWIDCL is primarily engaged in distributing a full line of major household appliances and related products in China.

The following represents the purchase price allocation at the dates of the acquisition:

August 12, 2019

Cash and cash equivalent	$1,536
Current liabilities	(812)
Total purchase price	$724

5. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Accounts receivable	$1,216,773	$-
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,216,773	$-

6. INVENTORIES

Inventories consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Finished goods	$143,559	$-
Inventories	$143,559	$-

There is no inventory allowance for the year ended December 31, 2019.

7. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Deposits paid	$100,000	$3,667
Prepayments	61,779	-
Other receivables	46,002	-
Total deposits paid, prepayments and other receivables	$207,781	$3,667

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Office equipment	$14,563	$4,321
Furniture and fixtures	68,788	-
Leasehold improvement	159,212	-
Less: accumulated depreciation	(16,469)	-
Property, plant and equipment, net	$226,094	$4,321

Depreciation expense for the year ended December 31, 2019 was $16,469.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Other payables	$258,398	$-
Accrued other expenses	38,032	9,179
Total other payables and accrued liabilities	$296,430	$9,179

10. SHAREHOLDERS’ EQUITY

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

As of December 31, 2019, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

11. ADVANCE FROM A DIRECTOR

As of December 31, 2019, there is an advance from a director of $2,879.

12. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
XUZHI WU	The family member of the CEO and the Director of the Company.

SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

JINPENG LAI	The CEO and the Director of the Company.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue:
- XUZHI WU	$58,798	$-
- WENZHI WU	37,559	-
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	105,153

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$212,222	$-

Amount due to related parties:
- WENZHI WU	$518	$-

Advance from a director:
- JINPENG LAI	$2,872	$59,063

The Company leases SWSICL office rent-free from the Director, Lai Jinpeng from March 18, 2019 to December 31, 2019.

13. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended December 31, 2019.

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

No deferred taxes were recognized for the year ended December 31, 2019.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Years ended
	December 31,
	2019	2018
	(audited)	(audited)
Computed expected benefits	(25)%	(25)%
Temporary differences not recognized	(4)%	-%
PRC Tax incentive	5%	-%
Effect of foreign tax rate difference	(1)%	5%
Tax losses not recognized	(3)%	20%
Income tax expense	(28)%	-%

	Years ended
	December 31,
	2019	2018
	(audited)	(audited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$295,177	$(12,888)
Temporary differences not recognized	52,622	-
PRC tax incentive	(60,326)	-
Effect of foreign tax rate difference	7,526	2,410
Tax losses not recognized	30,222	10,478
Income tax expense	$325,221	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019:

	Years ended
	December 31,
	2019	2018
	(audited)	(audited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$36,970	$10,431
- Hong Kong	-	47
- PRC	3,683	-
Less: valuation allowance	(40,653)	(10,478)
Deferred tax assets	$-	$-

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

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$1,061,117 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2019, with discounted rate of 5.125%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of December 31, 2019 and December 31, 2018, the right-of use asset and lease liabilities are as follows:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Within 1 year	$240,000	$-
After 1 year but within 5 years	860,000	-
Total lease payments	$1,100,000	$-
Less: unrecognized lease obligations	(72,523)	-
Less: imputed interest	(44,795)	-
Total lease obligations	982,682	-
Less: current obligations	(195,205)	-
Long-term lease obligations	$787,477	$-

Other information:

	Year ended December 31,
	2019	2018
	(audited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$100,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	1,061,117
Remaining lease term for operating lease (years)	4.58	-
Weighted average discount rate for operating lease	5.125%	-

15. SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in China. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the China economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Management’s Remediation Initiatives

Since October 18, 2018, we engaged Dude Business Consultants Limited as an external consultant to assist with the identification and address of complex and proper accounting issues.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we also plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	hire a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

2.	make an overall assessment on the current finance and accounting resources and hire additional accounting members with appropriate levels of accounting knowledge and experience;

3.	streamline our accounting department structure and enhance our staff’s U.S. GAAP and SEC reporting requirements on a continuous basis through internal training provided by the Internal Finance manager;

4.	participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP /SEC reporting requirements updates; and

5.	engage an external “Sarbanes-Oxley 404” consulting firm to help us implement Sarbanes-Oxley 404 internal controls compliance together with the establishment of our internal audit function.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Position / Title	Date of First Appointment
Yang Lin	39	Chairperson and Director	October 14, 2019 as Director February 25. 2020 as chairperson

Lai Jinpeng	34	Director, Chief Executive Officer, President, Secretary and Treasurer	July 17, 2018

Ms. Yang Lin, Chairperson and Director

Ms. Yang Lin serves as our Director and Chairperson. Ms. Yang is primarily responsible for planning the overall development and business strategies of the Company. Ms. Yang has more than 14 years of experience in the senior management roles in various relevant industries. From January 2007 to April 2009, Ms. Yang worked for Dongguan Yangguangmei Industrial Co. Ltd., as a general manager. From April 2009 to June 2015, Ms. Yang worked for Shenzhen Yingtai Co. Ltd., as a general manager. From July 2015 to March 2019, Ms. Yang worked for Shenzhen Zhihuizhe Technology Group Co. Ltd., as a general manager. In October 2019, Ms. Yang was appointed as a director of our Company. Ms. Yang received a bachelor degree of general management from Peoples’ Friendship University of Russia.

Mr. Lai Jinpeng, Director, Chief Executive Officer, President, Secretary and Treasurer

Mr. Lai Jinpeng is our founder and serves as our chief executive officer, president, secretary, treasurer, and Director. Mr. Lai is primarily responsible for directing the growth, business expansion, financial, and operation affairs of the Company. Mr. Lai has more than 15 years of experience in the senior management roles in various relevant industries. From October 2006 to October 2010, Mr. Lai worked for Guangzhou Pacific Network Technology Limited as a manager of technology. From November 2010 to June 2013, Mr. Lai worked for Huizhou Xinlian Computer Technology Limited as the president. From June 2013 to July 2018, Mr. Lai worked for Shenzhen Zhiban Artificial Intelligent Technology Limited, as a senior vice president of the sales department. In July 2018, Mr. Lai founded our Company and served as the chief executive officer, president, secretary, treasurer and director and a member of the board of directors. Mr. Lai received a diploma in internet application from Guangzhou Industry Technical College, the PRC in June 2004.

Family Relationships

There are no family relationships between any director or executive officer of the Company.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2019 and December 31, 2018:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Lai Jinpeng CEO	2019	$6,748	0	0	0	0	0	0	$6,748
	2018	$0	0	0	0	0	0	0	$0
Yang Lin Chairperson	2019	$0	0	0	0	0	0	0	$0
	2018	$0	0	0	0	0	0	0	$0

There are no current employment agreements between the Company and its officers.

Mr. Lai currently devotes approximately 75% per week of his time to manage the affairs of the Company. He has agreed to work for a monthly remuneration of approximately $750 until such time as the Company receives significant revenues necessary to provide management salaries. Ms. Yang currently devotes approximately 75% per week of her time to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives significant revenues necessary to provide management salaries. At this time, we cannot accurately estimate when significant revenues will occur to implement this compensation, or what the amount of the compensation will be.

Narrative Disclosure to Summary Compensation Table

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Stock Option Plan

Currently, we do not have an equity incentive plan in place.

Grants of Plan-Based Awards

To date, there have been no grants or plan-based awards.

Outstanding Equity Awards

To date, there have been no outstanding equity awards.

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock (2)

Yang Lin (ii)	-	-%

Lai Jinpeng (i)(ii)(iii)	20,000,000	19.53%

Zhao Zhiming (i)	27,500,000	26.86%

Yang Huanyu (i)	7,508,500	7.33%

Zheng Haiyan (i)	9,406,500	9.19%

Yang Weijun (i)	5,613,000	5.48%

Liu Xian (i)	8,592,000	8.39%

All Officers and Directors (two persons)	20,000,000	19.53%

Owner of more than 5% of Class	-	-

(1)

Except as otherwise set forth below, the address of each beneficial owner is c/o Wiseman Global Limited, 1702, Block B, Wisdom Plaza, No. 4068, Qiaoxiang Road, Shahe Street, Nanshan District

Shenzhen City, Guangdong, People’s Republic of China, 518000.

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

As of December 31, 2019, there were 78,620,000 shares of our common stock issued and outstanding to certain beneficial owners and management and related stockholders.

Item 13. Certain Relationships and Related Transactions

Except as set forth below, during the year ended December 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On May 23, 2019, the Company issued 11,800,000 shares of restricted common stock to Mr. Yang Huanyu, each with par value of $0.01 per share, for additional working capital of $118,000.

On May 23, 2019, the Company issued 11,525,000 shares of restricted common stock to Ms. Zheng Haiyan, each with par value of $0.01 per share, for additional working capital of $115,250.

On May 23, 2019, the Company issued 13,340,000 shares of restricted common stock to Mr. Yang Weijun, each with par value of $0.01 per share, for additional working capital of $133,400.

On May 23, 2019, the Company issued 10,535,000 shares of restricted common stock to Mr. Liu Xian, each with par value of $0.01 per share, for additional working capital of $105,350.

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

Item 14. Principal Accountant Fees and Services

During fiscal years ended December 31, 2019 and 2018, we incurred approximately $29,200 and $15,200, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2019 and 2018 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2020

WISEMAN GLOBAL LIMITED

By:	/s/ Lai Jinpeng
Name:	Lai Jinpeng
Title:	Chief Executive Officer, Director, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	May 12, 2020
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	May 12, 2020
Yang Lin

