Form 10-Q
period 2020-03-31
Wiseman Global Ltd
filed 2020-06-29
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(Address of principal executive offices, including zip code)

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2020
Common Stock, $0.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,166	$362,771
Accounts receivable	861,773	1,216,773
Inventories	188,020	143,559
Deposits paid, prepayments and other receivables	421,856	207,781
TOTAL CURRENT ASSETS	$1,816,815	$1,930,884

NON-CURRENT ASSETS
Right of use asset, net	1,002,720	982,682
Property, plant and equipment, net	213,623	226,094
TOTAL NON-CURRENT ASSETS	1,216,343	1,208,776

TOTAL ASSETS	$3,033,158	$3,139,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,951	$31,181
Other payables and accrued liabilities	279,407	296,430
Income tax payable	289,644	294,503
Lease liability	235,830	195,205
Amount due to related parties	1,215	518
Advance from a director	11,921	2,872
CURRENT LIABILITIES	830,968	820,709

NON-CURRENT LIABILITIES
Lease liability	$766,890	$787,477
TOTAL NON-CURRENT LIABILITIES	766,890	787,477

TOTAL LIABILITIES	$1,597,858	$1,608,186

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of March 31, 2020 and 102,400,000 shares as of December 31, 2019	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive loss	(26,286)	(9,464)
Accumulated profits	724,586	803,938

TOTAL STOCKHOLDERS’ EQUITY	1,435,300	1,531,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,033,158	$3,139,660

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended March 31
	2020	2019
REVENUE	$101,681	$76,127

COST OF REVENUE	(57,098)	(55,742)

GROSS PROFIT	44,583	20,385

OTHER INCOME	73,471	19

OPERATING EXPENSES
General and administrative	(197,439)	(15,743)

(LOSS) / INCOME FROM OPERATIONS	(79,385)	4,661

INTEREST INCOME	33	-

(LOSS) / INCOME BEFORE INCOME TAX	(79,352)	4,661

INCOME TAX EXPENSES	-	-

NET (LOSS) / PROFIT	(79,352)	4,661

Other comprehensive income/(loss):
- Foreign currency translation loss	(16,822)	-

COMPREHENSIVE (LOSS)//INCOME	(96,174)	4,661

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	52,600,000

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In U.S. Dollars, except share data or otherwise stated)

Three months ended March 31, 2020 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300

Three months ended March 31, 2019 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of share in initial public offering	5,200,000	$520	259,480	-	-	260,000
Net profit for the period	-	$-	$-	$4,661	$-	$4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$-	$218,110

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(79,352)	$4,661
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	12,310	216
Amortization of ROU asset	57,220	-
Change in lease liability	(57,220)	-

Changes in operating assets and liabilities:
Accounts receivable	338,594	(16,646)
Inventories	(47,343)	-
Deposits paid, prepayments and other receivables	(217,057)	-
Accounts payable	(17,910)	-
Other payables and accrued liabilities	(12,186)	(5,354)

Net cash used in operating activities	$(22,944)	$(17,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$-	$260,000
(Repayment to) / Advance from a director	9,097	(50,212)

Net cash provided by financing activities	$9,097	$209,788

Effect of exchange rate changes in cash and cash equivalents	$(3,758)	$-

Net (decrease)/increase in cash and cash equivalents	(17,605)	192,665
Cash and cash equivalents, beginning of period	362,771	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,166	$209,652

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Right-of-use assets obtained in exchange for operating lease obligations	$77,157	$-

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended March 31, 2020.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company allows for 12-month warranties to be purchased on the products. Our warranty includes the repair works for the unfunctional products, and the costs of the spare parts are not included in our warranty. In management’s opinion, there is no provision made for warranty provided. The revenue that generated through sale of goods are $101,681.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
March 31, 2020

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	7.08
Period-average CNY¥ : US$1 exchange rate	7.00

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $1,002,720 on its consolidated financial statements for the period ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Accounts receivable	$861,773	$1,216,773
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$861,773	$1,216,773

5. INVENTORIES

Inventories consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Finished goods	$188,020	$143,559
Inventories	$188,020	$143,559

There is no inventory allowance for the three months ended March 31, 2020.

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Deposits paid	$100,000	$100,000
Prepayments	238,342	61,779
Other receivables	83,514	46,002
Total deposits paid, prepayments and other receivables	$421,856	$207,781

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$14,394	$14,563
Furniture and fixtures	68,788	68,788
Leasehold improvement	159,212	159,212
Less: accumulated depreciation	(28,771)	(16,469)
Property, plant and equipment, net	$213,623	$226,094

Depreciation expense for the three months ended March 31, 2020 and March 31, 2019 was $12,310 and $216, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	$188,242	$258,398
Accrued other expenses	38,032	38,032
Receipt in advance	53,133	-
Total other payables and accrued liabilities	$279,407	$296,430

9. SHAREHOLDERS’ EQUITY

As of March 31, 2020, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

10. ADVANCE FROM A DIRECTOR

As of March 31, 2020 and December 31, 2019, there is an advance from a director of $11,921 and $2,872, respectively.

11. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

JINPENG LAI	The CEO and the Director of the Company.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Deposits paid, prepayments and other receivables:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$43,787	$-

Other payables and accrued liabilities:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$424	$-

Amount due to related parties:
- WENZHI WU	$1,215	$-

Advance from a director:
- JINPENG LAI	$11,921	$8,851

12. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2020.

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

No deferred taxes were recognized for the three months ended March 31, 2020.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Three months ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	6%	58%
Tax losses not recognized	19%	(68)%
Temporary difference not recognized	-%	35%
Income tax expense	0%	0%

	Three months ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(19,838)	$1,165
Effect of foreign tax rate difference	4,369	(2,710)
Tax losses not recognized	15,469	3,178
Temporary difference not recognized	-	(1,633)
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2020:

	Three months ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$44,440	$13,609
- Hong Kong	-	-
- PRC	6,771	-
Less: valuation allowance	(51,211)	(13,609)
Deferred tax assets	$-	$-

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

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$1,138,274 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2020, with discounted rate of 5.0996%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of March 31, 2020 and December 31, 2019, the right-of use asset and lease liabilities are as follows:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Within 1 year	$235,830	$240,000
After 1 year but within 5 years	874,793	860,000
Total lease payments	$1,110,623	$1,100,000
Less: imputed interest	(107,903)	(117,318)
Total lease obligations	1,002,720	982,682
Less: current obligations	(235,830)	(195,205)
Long-term lease obligations	$766,890	$787,477

Other information:

	Three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$50,200	$-
Right-of-use assets obtained in exchange for operating lease liabilities	77,157	-
Remaining lease term for operating lease (years)	4.16	-
Weighted average discount rate for operating lease	5.0996%	-

14. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated May 12, 2020, for the year ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended March 31, 2020, our revenue was $101,681, and our gross profit was approximately $44,583. For the three months ended March 31, 2019, our revenue was $76,127, and our gross profit was approximately $20,385. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended March 31, 2020

	Three Months Ended March 31,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$101,681	100.0%	$76,127	100%	$25,554	33.6%
Cost of revenues	(57,098)	(56.2)%	(55,742)	(73.2)%	(1,356)	(2.4)%
Gross profit	44,583	43.8%	20,385	26.8%	24,198	118.7%
Operating expenses	(197,439)	(194.2)%	(15,743)	(20.7)%	(181,696)	(1,154.1)%
Other income, net	73,471	72.3%	19	0.0%	73,452	386,589%
Income (Loss) from operations	(79,385)	(78.1)%	4,661	6.1%	(84,046)	(1,803.2)%
Net finance income	33	0.0%	-	-	33	-%
Income tax expense	-	-%	-	-	-	-%
Net profit (loss)	$(79,352)	(78.1)%	$4,661	6.1%	$(84,013)	(1,802.5)%

Revenues

For the three months ended March 31, 2020 and 2019, the Company generated revenue in the amount of $101,681 and $76,127, representing an increase of approximately 33.6%. The revenue is generated from the sales of household appliances and related products in China.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2020 amounted to approximately $57,098 as compared to $55,742 for the three months ended March 31, 2019, representing an increase of approximately 2.4%. The significant increase of cost of revenue was a result of the overall growth of our business and relatively in line with the rapid growth of net revenues. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit significantly increased from $20,385 for three months ended March 31, 2019 to approximately $44,583 for three months ended March 31, 2020, representing a significant increase of approximately 118%. The significant increase was primarily attributable to our sales growth. The increase in gross margin was primarily due to the economies of scale and a significant increase in net revenues contribution from other product categories.

Operating Expenses

For the three months ended March 31, 2020 and 2019, we had operating expenses in the amount of $197,439 and $15,743, respectively, representing a significant increase of approximately 1,154.1%. The significant increase was primarily attributable to the increase in leases expense, salary, other professional fees and advertising and promotion.

Income tax expenses

For the three months ended March 31, 2020 and 2019, we had an income tax expenses of $0 and $0, respectively.

Net Profit (Loss)

For the three months ended March 31, 2020, we had a net loss of $79,352 while we had a net profit of $4,661 for the three months ended March 31, 2019, representing a significant decrease of approximately 1,802.5%. The significant decrease was primarily attributable to the significant increase in operating expenses.

Liquidity and Capital Resources

Summary cash flows information for the three months ended March 31, 2020 and 2019 are as follow:

	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(22,944)	$(17,123)
Net cash provided by financing activities	$9,097	$209,788

Cash Used in Operating Activities

For the three months ended March 31, 2020 and 2019, net cash used in operating activities was $22,944 and $17,123, respectively. The cash used in operating activities was attributable to operating expenses which included leases expense, salary, other professional fees and advertising and promotion.

Cash Provided by Financing Activities

For the three months ended March 31, 2020 and 2019, the Company had advances of $0 and repaid $50,212 to our sole executive officer and director, Mr. Lai Jinpeng.

For the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $9,097and $209,788, respectively, which reflected the proceeds from advances from the directors and issuance of common stock.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

Contractual Obligations

As of March 31, 2020, the Company’s subsidiary lease an office in Cambodia under a non-cancellable operating lease for five years commencing from August 1, 2019 and expiring on July 31, 2024. As March 31, 2020, the future minimum rental payments under this lease aggregate approximately $1,040,000 and due as stated in the table below.

Year Ending	Operating Lease
2020 (remaining 9 months)	$180,000
2021	240,000
2022	240,000
2023	240,000
2024 (first 7 months of the year)	140,000
Total lease payments	$1,040,000

As of March 31, 2020, the Company’s subsidiary lease an office in People’s Republic of China under an operating lease for two years commencing from January 1, 2020 and expiring on December 31, 2021. As March 31, 2020, the future minimum rental payments under this lease aggregate approximately $70,623 and due as stated in the table below.

Year Ending	Operating Lease
2020 (remaining 9 months)	$30,267
2021	40,356
Total lease payments	$70,623

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $1,002,720 on its consolidated financial statements for the period ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

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

Date: June 29, 2020

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	June 29, 2020
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	June 29, 2020
Yang Lin

-9-