Form 10-K/A
period 2019-12-31
Wiseman Global Ltd
filed 2020-08-04
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

 Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Wiseman Global Limited (the “Registrant” or the “Company”) for the year ended December 31, 2019 (the “Original Form 10-K”) is to include the management conclusion on the effectiveness of Internal Control over Financial Reporting. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Except for Item 9A of Part II, page 34, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Date: August 4, 2020

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

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	August 4, 2020
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	August 4, 2020
Yang Lin

