Form 10-Q
period 2020-06-30
Wiseman Global Ltd
filed 2020-08-14
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Building 2, Duoli Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Street, Longgang District, Shenzhen City, Guangdong, People’s Republic of China, 518116

(Address of principal executive offices, including zip code)

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock, $0.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,585	$362,771
Accounts receivable	592,566	1,216,773
Inventories	484,600	143,559
Deposits paid, prepayments and other receivables	585,016	207,781
TOTAL CURRENT ASSETS	$1,749,767	$1,930,884

NON-CURRENT ASSETS
Right of use asset, net	1,039,519	982,682
Property, plant and equipment, net	201,337	226,094
TOTAL NON-CURRENT ASSETS	1,240,856	1,208,776

TOTAL ASSETS	$2,990,623	$3,139,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$31,181
Other payables and accrued liabilities	288,583	296,430
Income tax payable	293,266	294,503
Lease liability	321,462	195,205
Amount due to related parties	1,218	518
Advance from a director	16,928	2,872
CURRENT LIABILITIES	921,457	820,709

NON-CURRENT LIABILITIES
Lease liability	$718,100	$787,477
TOTAL NON-CURRENT LIABILITIES	718,100	787,477

TOTAL LIABILITIES	$1,639,557	$1,608,186

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of June 30, 2020 and 102,400,000 shares as of December 31, 2019	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive loss	(23,836)	(9,464)
Accumulated profits	637,902	803,938

TOTAL STOCKHOLDERS’ EQUITY	1,351,066	1,531,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,990,623	$3,139,660

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE	$34,551	$437,669	$136,231	$513,796

COST OF REVENUE	(17,728)	(336,608)	(74,826)	(392,350)

GROSS PROFIT	16,823	101,061	61,405	121,446

OTHER INCOME, NET	128,179	10,781	201,650	10,781

OPERATING EXPENSES
General and administrative	(228,707)	(126,609)	(426,146)	(142,362)

LOSS FROM OPERATION BEFORE INCOME TAX	(83,705)	(14,767)	(163,091)	(10,135)

INTEREST INCOME	35	33	69	62

LOSS BEFORE INCOME TAX	(83,670)	(14,734)	(163,022)	(10,073)

INCOME TAX EXPENSES	(3,014)	-	(3,014)	-

NET LOSS	(86,684)	(14,734)	(166,036)	(10,073)

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	2,450	(119)	(14,369)	(119)

COMPREHENSIVE LOSS	(84,234)	(14,853)	(180,405)	(10,192)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	74,909,890	102,400,000	64,077,347

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In U.S. Dollars, except share data or otherwise stated)

Six months ended June 30, 2020 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER OF		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300
Net loss for the period	-	$-	$-	$(86,684)	$-	$(86,684)
Foreign currency translation	-	$-	$-	$-	$2,450	$2,450
Balance as of June 30, 2020	102,400,000	$10,240	$726,760	$637,902	$(23,836)	$1,351,066

Six months ended June 30, 2019 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER OF		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of share in initial public offering	5,200,000	$520	$259,480	$-	$-	$260,000
Net profit for the period	-	$-	$-	$4,661	$-	$4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$-	$218,110
Issuance of private placement shares	47,200,000	$4,720	$467,280	$-	$-	$472,000
Net loss for the period	-	-	$-	$(14,734)	$-	$(14,734)
Foreign currency translation	-	$-	$-	$-	$(119)	$(119)
Balance as of June 30, 2019	102,400,000	$10,240	$726,760	$(61,624)	$(119)	$675,257

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,036)	$(10,073)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	24,614	432
Amortization of ROU asset	135,187	-
Change in lease liability	(135,144)	-

Changes in operating assets and liabilities:
Accounts receivable	608,327	(12,494)
Inventories	(343,756)	(39,490)
Deposits paid, prepayments and other receivables	(379,494)	(360,300)
Accounts payable	(30,817)	65,850
Other payables and accrued liabilities	(382)	62,665

Net cash used in operating activities	$(287,501)	$(293,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$-	$732,000
Advance from / (Repayment to) a director	$14,097	(59,212)

Net cash provided by financing activities	$14,097	$672,788

Effect of exchange rate changes in cash and cash equivalents	$(1,782)	$(349)

Net (decrease)/increase in cash and cash equivalents	(275,186)	379,029
Cash and cash equivalents, beginning of period	362,771	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,585	$396,016

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Right-of-use assets obtained in exchange for operating lease obligations	$191,915	$-

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended June 30, 2020.

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

The revenue that generated through sale of goods are $124,845. Revenue generated through integration and installation services are $11,386.

Other Income

For the six months ended June 30, 2020, we recorded an amount of $201,650 as other income, net as compared to $10,781 other income, net for the six months ended June 30, 2019.

The net other income incurred during the six months ended June 30, 2020 is derived from rental income, income from face mask trading, and distribution income. The net other income that generated through rental income is $120,000. Net other income generated through face mask trading is $54,869. Net other income generated through distribution income is $26,781.

The face mask trading is the temporary business, which the Company expects to discontinue the face mask trading on the fiscal year ended 2020. The discontinue is due to the low profit margin due to the highly competitive market in face mask trading.

The net other income incurred during the six months ended June 30, 2019 of $10,781 is generated from the service rendered.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
June 30, 2020

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	7.07
Period-average CNY¥ : US$1 exchange rate	7.05

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company records both right-of-use asset and lease liability of $1,039,519 on its consolidated financial statements for the period ended June 30, 2020.

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

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Accounts receivable	$592,566	$1,216,773
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$592,566	$1,216,773

5. INVENTORIES

Inventories consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Finished goods	$484,600	$143,559
Inventories	$484,600	$143,559

There is no inventory allowance for the six months ended June 30, 2020.

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Deposits paid	$100,000	$100,000
Prepayments	385,012	61,779
Other receivables	100,004	46,002
Total deposits paid, prepayments and other receivables	$585,016	$207,781

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$14,415	$14,563
Furniture and fixtures	68,788	68,788
Leasehold improvement	159,212	159,212
Less: accumulated depreciation	(41,078)	(16,469)
Property, plant and equipment, net	$201,337	$226,094

Depreciation expense for the six months ended June 30, 2020 and June 30, 2019 was $24,614 and $432, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	$172,096	$258,398
Accrued other expenses	30,146	38,032
Receipt in advance	86,341	-
Total other payables and accrued liabilities	$288,583	$296,430

9. SHAREHOLDERS’ EQUITY

As of June 30, 2020, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

10. ADVANCE FROM A DIRECTOR

As of June 30, 2020 and December 31, 2019, there is an advance from a director of $16,928 and $2,872, respectively.

11. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

XUZHI WU	The family member of the CEO and the Director of the Company.

WENZHI WU	The family member of the CEO and the Director of the Company.

JINPENG LAI	The CEO and the Director of the Company.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$377	$-
- XUZHI WU	$-	$37,124

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$219,424

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(135,562)	$-

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$107,475	$4,569

Prepayment, other receivables and deposit:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$103,414	$-

Accounts payable:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$63,032

Other payables and accrued liabilities:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$23,355	$-

Amount due to related parties:
- WENZHI WU	$1,218	$-

Advance from a director:
- JINPENG LAI	$16,928	$2,872

12. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended June 30, 2020.

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

No deferred taxes were recognized for the three months ended June 30, 2020.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Six months ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	3%	(53)%
Tax losses not recognized	23%	142%
Temporary difference not recognized	(1)%	(64)%
Income tax expense	0%	0%

	Six months ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(41,509)	$(2,519)
Effect of foreign tax rate difference	5,159	(5,343)
Tax losses not recognized	38,213	14,309
Temporary difference not recognized	(1,863)	(6,447)
Income tax expense	$0	$0

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2020:

	Six months ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$53,470	$24,740
- Hong Kong	-	-
- PRC	8,079	-
Less: valuation allowance	(61,549)	(24,740)
Deferred tax assets	$-	$-

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

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$1,138,274 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2020, with discounted rate of 5.0697%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of June 30, 2020 and December 31, 2019, the right-of use asset and lease liabilities are as follows:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Within 1 year	$182,683	$240,000
After 1 year but within 5 years	954,935	860,000
Total lease payments	$1,137,618	$1,100,000
Less: imputed interest	(98,056)	(117,318)
Total lease obligations	1,039,562	982,682
Less: current obligations	(321,462)	(195,205)
Long-term lease obligations	$718,100	$787,477

Other information:

	Six months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$80,220	$-
Right-of-use assets obtained in exchange for operating lease liabilities	191,915	-
Remaining lease term for operating lease (years)	4.83	-
Weighted average discount rate for operating lease	5.0697%	-

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 14, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

COVID-19

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. Due to the outbreak first reported on December 31, 2019 and in response to the outbreak, the municipal government of Guangdong Province has taken strict control measures to prevent the further outbreak of the disease since January 28, 2020. As a result, a notice issued by the municipal government of Guangdong Province that most of the business entities, including commercial banks, hotels, public transportation and express delivery companies, except for those related to epidemic prevention supply, utility supply, supermarkets, etc., in Shenzhen City were not allowed to resume operations before February 9, 2020, and all of our employees (including staff in our accounting department) were not able to come back to the office. The Company resumed its operation from February 10 to February 13, 2020. However, on February 14, 2020, the Company decided to temporarily shut down its operations as new infected cases dramatically increased on or around that same time. The Company fully resumed its operations on March 2, 2020.

Substantially all of the Company’s revenues are concentrated in the PRC. Consequently, its results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the PRC and global economy in general. Any potential impact to its results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond its control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of the Company’s customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for the Company’s product;
●	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and

any disruption of the Company’s supply chain, logistics providers or customers could adversely impact its business and results of operations, including causing the Company or its suppliers to cease manufacturing for a period of time or materially delay delivery to its customers, which may also lead to loss of its customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in the remaining period of 2020.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended June 30, 2020, our revenue was $34,551, and our gross profit was approximately $16,823. For the three months ended June 30, 2019, our revenue was $136,231, and our gross profit was approximately $61,405. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended June 30, 2020

	Three Months Ended June 30,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$34,551	100.0%	$437,669	100.0%	$(403,118)	(92.1)%
Cost of revenues	(17,728)	(51.3)%	(336,608)	(76.9)%	318,880	94.7%
Gross profit	16,823	48.7%	101,061	23.1%	(84,238)	(83.4)%
Operating expenses	(228,707)	(661.9)%	(126,609)	(28.9)%	(102,098)	(80.6)%
Other income, net	128,179	371.0%	10,781	2.5%	117,398	1,088.9%
Income (Loss) from operations	(83,705)	(242.3)%	(14,767)	(3.3)%	(68,938)	(466.8)%
Net finance income	35	0.0%	33	0.0%	2	0.0%
Income tax expense	(3,014)	(8.7)%	-	-%	(3,014)	-%
Net profit (loss)	$(86,684)	(250.9)%	$(14,734)	(3.3)%	$(71,950)	(488.3)%

Revenues

For the three months ended June 30, 2020 and 2019, the Company generated revenue in the amount of $34,551 and $437,669, representing a significant decrease of approximately 92.1%. The revenue is generated from the sales of household appliances and related products, and integration and installation services in China. The significant decrease of revenue was a result of the overall decline of our business due to the impact of COVID-19 to our business.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 amounted to approximately $17,728 as compared to $336,608 for the three months ended June 30, 2019, representing a significant decrease of approximately 94.7%. The significant decrease of cost of revenue was the result of the overall decline of our business due to the impact of COVID-19 to our business. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $101,061 for three months ended June 30, 2019 to approximately $16,823 for three months ended June 30, 2020, representing a significant decrease of approximately 83.4%. The significant decrease was primarily attributable to our sales decrease.

Operating Expenses

For the three months ended June 30, 2020 and 2019, we had operating expenses in the amount of $228,707 and $126,609, respectively, representing a significant increase of approximately 80.6%. The significant increase was primarily attributable to the increase in leases expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the three months ended June 30, 2020, we recorded an amount of $128,179 as other income, net as compared to $10,781 other income, net for the three months ended June 30, 2019. The increase was primarily attributable to the rental income, income from face mask trading, and distribution income.

The face mask trading is the temporary business, which the Company expects to discontinue the face mask trading on the fiscal year ended 2020. The discontinue is due to the low profit margin due to the highly competitive market in face mask trading.

The net other income incurred during the three months ended June 30, 2019 mainly derived from the service income.

Income tax expenses

For the three months ended June 30, 2020 and 2019, we had an income tax expenses of $3,014 and $0, respectively.

Net Loss

For the three months ended June 30, 2020, we had a net loss of $86,684 while we had a net loss of $14,734 for the three months ended June 30, 2019, representing a significant increase of approximately 488.3%. The significant increase on the net loss was primarily attributable to the significant increase in operating expenses and the overall decline of our business.

Results of operations for the six months ended June 30, 2020

	Six Months Ended June 30,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$136,231	100.0%	$513,796	100.0%	$(377,565)	(73.5)%
Cost of revenues	(74,826)	(54.9)%	(392,350)	(76.4)%	317,524	80.9%
Gross profit	61,405	45.1%	121,446	23.6%	(60,041)	(49.4)%
Operating expenses	(426,146)	(312.8)%	(142,362)	(27.7)%	(283,784)	(199.3)%
Other income, net	201,650	148.0%	10,781	2.1%	190,869	1,770.4%
Loss from operations	(163,091)	(119.7)%	(10,135)	(2.0)%	(152,956)	(1,509.2)%
Net finance income	69	0.0%	62	0.0%	7	11.3%
Income tax expense	(3,014)	(2.2)%	-	-%	(3,014)	-%
Net loss	$(166,036)	(121.9)%	$(10,073)	(2.0)%	$(155,963)	(1,548.3)%

Revenues

For the six months ended June 30, 2020 and 2019, the Company generated revenue in the amount of $136,231 and $513,796, representing a significant decrease of approximately 73.5%. The revenue is generated from the sales of household appliances and related products, the sales of face mask, and integration and installation services in China. The significant decrease of revenue was a result of the overall decline of our business due to the impact of COVID-19 to our businesses.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2020 amounted to approximately $74,826 as compared to $392,350 for the six months ended June 30, 2019, representing a significant decrease of approximately 80.9%. The significant decrease of cost of revenue was a result of the overall decline of our business due to the impact of COVID-19 to our businesses. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $121,446 for six months ended June 30, 2019 to approximately $61,405 for six months ended June 30, 2020, representing a decrease of approximately 49.4%. The decrease was primarily attributable to our sales decline.

Operating Expenses

For the six months ended June 30, 2020 and 2019, we had operating expenses in the amount of $426,146 and $142,362, respectively, representing a significant increase of approximately 199.3%. The significant increase was primarily attributable to the increase in leases expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the six months ended June 30, 2020, we recorded an amount of $201,650 as other income, net as compared to $10,781 other income, net for the six months ended June 30, 2019. The increase was primarily attributable to the rental income, income from face mask trading, and distribution income.

The face mask trading is the temporary business, which the Company expects to discontinue the face mask trading on the fiscal year ended 2020. The discontinue is due to the low profit margin due to the highly competitive market in face mask trading.

The net other income incurred during the six months ended June 30, 2019 mainly derived from the service income.

Income tax expenses

For the six months ended June 30, 2020 and 2019, we had an income tax expenses of $3,014 and $0, respectively.

Net Loss

For the six months ended June 30, 2020, we had a net loss of $166,036 while we had a net loss of $10,073 for the six months ended June 30, 2019, representing a significant increase of approximately 1,548.3%. The significant increase on the net loss was primarily attributable to the significant increase in operating expenses and the overall decline of our business.

Liquidity and Capital Resources

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. Due to the outbreak first reported on December 31, 2019 and in response to the outbreak, the municipal government of Guangdong Province has taken strict control measures to prevent the further outbreak of the disease since January 28, 2020. As a result, a notice issued by the municipal government of Guangdong Province that most of the business entities, including commercial banks, hotels, public transportation and express delivery companies, except for those related to epidemic prevention supply, utility supply, supermarkets, etc., in Shenzhen City were not allowed to resume operations before February 9, 2020, and all of our employees (including staff in our accounting department) were not able to come back to the office. The Company resumed its operation from February 10 to February 13, 2020. However, on February 14, 2020, the Company decided to temporarily shut down its operations as new infected cases dramatically increased on or around that same time. The Company fully resumed its operations on March 2, 2020.

Substantially all of the Company’s revenues are concentrated in the PRC. Consequently, its results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the PRC and global economy in general. Any potential impact to its results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond its control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of the Company’s customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for the Company’s product;
●	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and

any disruption of the Company’s supply chain, logistics providers or customers could adversely impact its business and results of operations, including causing the Company or its suppliers to cease manufacturing for a period of time or materially delay delivery to its customers, which may also lead to loss of its customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in the remaining period of 2020.

The following summarizes the key components of our cash flows for the six months ended June 30, 2020 and 2019 are as follow:

	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(287,501)	$(293,410)
Net cash provided by financing activities	$14,097	$672,788

Cash Used in Operating Activities

For the six months ended June 30, 2020 and 2019, net cash used in operating activities was $287,501 and $293,410, respectively. The cash used in operating activities was attributable to operating expenses which included leases expense, salary, other professional fees and advertising and promotions.

Cash Provided by Financing Activities

For the six months ended June 30, 2020 and 2019, the Company had advances of $14,097 and repaid $59,212 to our sole executive officer and director, Mr. Lai Jinpeng.

For the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $14,907 and $672,788, respectively, which reflected the proceeds from advances from the directors and issuance of common stock.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $1,039,519 on its consolidated financial statements for the period ended June 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

4.	participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP / SEC reporting requirements updates; and

5.	engage an external “Sarbanes-Oxley 404” consulting firm to help us implement Sarbanes-Oxley 404 internal controls compliance together with the establishment of our internal audit function.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2020

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	August 14, 2020
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	August 14, 2020
Yang Lin

-9-