Form 10-Q
period 2020-09-30
Wiseman Global Ltd
filed 2020-11-16
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2020
Common Stock, $0.0001 par value	102,400,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2020 and 2019 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 – F-14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	10

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4	MINE SAFETY DISCLOSURES	10

ITEM 5	OTHER INFORMATION	10

ITEM 6	EXHIBITS	10

SIGNATURES		11

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In U.S. Dollars, except share data or otherwise stated)

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,800	$362,771
Accounts receivable	350,987	1,216,773
Inventories	631,038	143,559
Deposits paid, prepayments and other receivables	326,688	207,781
TOTAL CURRENT ASSETS	$1,566,513	$1,930,884

NON-CURRENT ASSETS
Right of use asset, net	77,206	982,682
Property, plant and equipment, net	11,611	226,094
TOTAL NON-CURRENT ASSETS	88,817	1,208,776

TOTAL ASSETS	$1,655,330	$3,139,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162	$31,181
Other payables and accrued liabilities	221,725	296,430
Income tax payable	304,999	294,503
Lease liability	77,294	195,205
Amount due to related parties	1,268	518
Advance from a director	56,758	2,872
CURRENT LIABILITIES	662,206	820,709

NON-CURRENT LIABILITIES
Lease liability	$-	$787,477
TOTAL NON-CURRENT LIABILITIES	-	787,477

TOTAL LIABILITIES	$662,206	$1,608,186

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of September 30, 2020 and 102,400,000 shares as of December 31, 2019	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive income/(loss)	9,788	(9,464)
Accumulated profits	246,336	803,938

TOTAL STOCKHOLDERS’ EQUITY	993,124	1,531,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,655,330	$3,139,660

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUE	$105,775	$1,809,370	$242,006	$2,323,165

COST OF REVENUE	(87,019)	(1,168,887)	(161,845)	(1,561,237)

GROSS PROFIT	18,756	640,483	80,161	761,928

OTHER INCOME, NET	14,265	14,636	215,915	25,417

OPERATING EXPENSES
General and administrative	(424,622)	(159,322)	(850,768)	(301,684)

INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	(391,601)	495,797	(554,692)	485,661

INTEREST INCOME	35	43	104	105

LOSS BEFORE INCOME TAX	(391,566)	495,840	(554,588)	485,766

INCOME TAX EXPENSES	-	(28,292)	(3,014)	(28,292)

NET PROFIT / (LOSS)	(391,566)	467,548	(557,602)	457,474

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	33,624	(22,098)	19,254	(22,217)

COMPREHENSIVE PROFIT / (LOSS)	(357,942)	445,450	(538,348)	435,257

NET PROFIT / (LOSS) PER SHARE, BASIC AND DILUTED	(0.00)	0.00	(0.00)	0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	102,400,000	102,400,000	76,991,940

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In U.S. Dollars, except share data or otherwise stated)

Nine months ended September 30, 2020 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER OF		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300
Net loss for the period	-	$-	$-	$(86,684)	$-	$(86,684)
Foreign currency translation	-	$-	$-	$-	$2,450	$2,450
Balance as of June 30, 2020	102,400,000	$10,240	$726,760	$637,902	$(23,836)	$1,351,066
Net loss for the period	-	$-	$-	$(391,566)	$-	$(391,566)
Foreign currency translation	-	$-	$-	$-	$33,624	$33,624
Balance as of September 30, 2020	102,400,000	$10,240	$726,760	$246,336	$9,788	$993,124

Nine months ended September 30, 2019 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER OF		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of shares in initial public offering	5,200,000	520	259,480	-	-	260,000
Net profit for the period				4,661		4,661
Balance as of March 31, 2019	55,200,000	$5,520	$259,480	$(46,890)	$-	$218,110
Issuance of private placement shares	47,200,000	4,720	467,280	-	-	472,000
Net loss for the period	-	-	-	(14,734)	-	(14,734)
Foreign currency translation	-	-	-	-	(119)	(119)
Balance as of June 30, 2019	102,400,000	$10,240	$726,760	$(61,624)	$(119)	$675,257
Net profit for the period	-	-	-	467,548	-	467,548
Foreign currency translation	-	-	-	-	(22,098)	(22,098)
Balance as of September 30, 2019	102,400,000	$10,240	$726,760	$405,924	$(22,217)	$1,120,707

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / profit	$(557,602)	$457,474
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	25,340	4,521
Amortization of ROU asset	156,050	-
Change in lease liability	(155,964)	-
Disposal of fixed asset	189,356	-

Changes in operating assets and liabilities:
Accounts receivable	871,427	(87,553)
Inventories	(473,373)	(443,137)
Deposits paid, prepayments and other receivables	(113,563)	(400,325)
Accounts payable	(30,915)	-
Other payables and accrued liabilities	(75,912)	323,856

Net cash used by operating activities	$(165,156)	$(145,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of common stock	$-	$(234,412)
Cash proceeds from acquisition of subsidiary	-	816

Net cash used by investing activities	$-	$(233,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$-	$732,000
Advance from / (Repayment to) a director	53,937	(59,212)

Net cash provided by financing activities	$53,937	$672,788

Effect of exchange rate changes in cash and cash equivalents	$6,248	$(2,453)

Net (decrease)/increase in cash and cash equivalents	(104,971)	291,573
Cash and cash equivalents, beginning of period	362,771	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,800	$308,560

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$319
Right-of-use assets obtained in exchange for operating lease obligations	$77,206	$1,061,117

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTMBER 30, 2020 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended September 30, 2020.

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

The revenue that generated through sale of goods are $230,525. Revenue generated through integration and installation services are $11,481.

Other Income

For the nine months ended September 30, 2020, we recorded an amount of $215,915 as other income, net as compared to $25,417 other income, net for the nine months ended September 30, 2019.

The net other income incurred during the nine months ended September 30, 2020 is derived from rental income, income from face mask trading, and distribution income. The net other income that generated through rental income is $120,000. Net other income generated through face mask trading is $55,407. Net other income generated through distribution income is $40,508.

The face mask trading is the temporary business, which the Company expects to discontinue the face mask trading on the fiscal year ended 2020. The discontinue is due to the low profit margin due to the highly competitive market in face mask trading.

The net other income incurred during the nine months ended September 30, 2019 of $25,417 is generated from the service rendered.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
September 30, 2020

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.79
Period-average CNY¥ : US$1 exchange rate	6.99

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company records both right-of-use asset and lease liability of $77,206 on its consolidated financial statements for the period ended September 30, 2020.

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

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Accounts receivable	$350,987	$1,216,773
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$350,987	$1,216,773

5. INVENTORIES

Inventories consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Finished goods	$631,038	$143,559
Inventories	$631,038	$143,559

There is no inventory allowance for the nine months ended September 30, 2020.

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Deposits paid	$-	$100,000
Prepayments	249,148	61,779
Other receivables	77,540	46,002
Total deposits paid, prepayments and other receivables	$326,688	$207,781

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$14,823	$14,563
Furniture and fixtures	-	68,788
Leasehold improvement	-	159,212
Less: accumulated depreciation	(3,212)	(16,469)
Property, plant and equipment, net	$11,611	$226,094

During the period, the Company disposed of all the leasehold improvements in our discontinued Cambodia office with original cost of $159,212 and accumulated depreciation of $10,794.

Depreciation expense for the nine months ended September 30, 2020 and September 30, 2019 was $25,340 and $4,321, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	$112,469	$258,398
Accrued other expenses	14,500	38,032
Receipt in advance	94,756	-
Total other payables and accrued liabilities	$221,725	$296,430

9. SHAREHOLDERS’ EQUITY

As of September 30, 2020, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

10. ADVANCE FROM A DIRECTOR

As of September 30, 2020 and December 31, 2019, there is an advance from a director of $59,063 and $2,872, respectively.

11. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

XUZHI WU	The family member of the CEO and the Director of the Company.

WENZHI WU	The family member of the CEO and the Director of the Company.

JINPENG LAI	The CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$380	$-
- XUZHI WU	$-	$37,697
-WENZHI WU	-	7,920

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$240,953

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(154,014)	$-

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$110,888	$-

Prepayment, other receivables and deposit:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$1,473	$-

Accounts payable:
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	$160	$-

Amount due to related parties:
- WENZHI WU	$1,268	$505

Advance from a director:
- JINPENG LAI	$59,063	$2,872

12. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended September 30, 2020.

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

No deferred taxes were recognized for the three months ended September 30, 2020.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Nine months ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	14%	0%
PRC tax incentive	-%	12%
Tax losses not recognized	11%	(3)%
Temporary difference not recognized	0%	10%
Income tax expense	-%	(6)%

	Nine months ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(139,401)	$121,682
Effect of foreign tax rate difference	78,618	(801)
PRC tax incentive	-	(60,642)
Tax losses not recognized	62,622	15,572
Temporary difference not recognized	(1,839)	(47,519)
Income tax expense	$0	$28,292

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2020:

	Nine months ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$59,108	$26,004
- Hong Kong	-	-
- PRC	10,936	-
Less: valuation allowance	(70,043)	(26,004)
Deferred tax assets	$-	$-

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

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$1,138,274 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2020, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of September 30, 2020, the management of the Company decided to terminate two tenancy agreements by mandatory termination notice, as such discontinuation adjustment were included to the computation of right of use assets and lease liabilities. The total operating lease right-of-use assets and liabilities removed from the Company’s financial statements were approximately $937,495.

As of September 30, 2020 and December 31, 2019, the right-of use asset and lease liabilities are as follows:

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Within 1 year	$22,090	$240,000
After 1 year but within 5 years	56,697	860,000
Total lease payments	$78,787	$1,100,000
Less: imputed interest	(1,493)	(117,318)
Total lease obligations	77,294	982,682
Less: current obligations	(77,294)	(195,205)
Long-term lease obligations	$-	$787,477

Other information:

	Nine months ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$123,380	$40,000
Right-of-use assets obtained in exchange for operating lease liabilities	77,206	1,061,117
Remaining lease term for operating lease (years)	0.92	4.83
Weighted average discount rate for operating lease	4.75%	5.125%

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 16, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended September 30, 2020, our revenue was $105,775 and our gross profit was $18,756. For the three months ended September 30, 2019, our revenue was $1,809,370, and our gross profit was $640,483. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended September 30, 2020

	Three Months Ended September 30,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$105,775	100.0%	$1,809,370	100.0%	$(1,703,595)	(94.2)%
Cost of revenues	(87,019)	(82.3)%	(1,168,887)	(64.6)%	1,081,868	92.6%
Gross profit	18,756	17.7%	640,483	35.4%	(621,727)	(97.1)%
Operating expenses	(424,622)	(401.4)%	(159,322)	(8.8)%	(265,300)	(166.5)%
Other income, net	14,265	13.5%	14,636	0.8%	371	(2.5)%
Income (Loss) from operations	(391,601)	(370.2)%	495,797	27.4%	(887,398)	(179.0)%
Net finance income	35	0.0%	43	0.0%	(8)	(18.6)%
Income tax expense	-	-%	(28,292)	(1.6)%	28,292	100%
Net profit (loss)	$(391,566)	(370.2)%	$467,548	25.8%	$(859,114)	(183.8)%

Revenues

For the three months ended September 30, 2020 and 2019, the Company generated revenue in the amount of $105,775 and $1,809,370, respectively, representing a significant decrease of approximately 94.2%. The revenue was generated from the sales of household appliances and related products, and integration and installation services in China. The significant decrease of revenue was a result of the overall decline of our business due to the impact of COVID-19 pandemic.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 amounted to approximately $87,019 as compared to $1,168,887 for the three months ended September 30, 2019, representing a significant decrease of approximately 92.6%. The significant decrease of cost of revenue was the result of the overall decline of our business due to the impact of COVID-19 pandemic. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $640,483 for three months ended September 30, 2019 to approximately $18,756 for three months ended September 30, 2020, representing a significant decrease of approximately 97.1%. The significant decrease was primarily attributable to our sales decrease, the higher cost of manufactured goods sold, and most of the sales were generated from products with lower gross profit margins.

Operating Expenses

For the three months ended September 30, 2020 and 2019, we had operating expenses in the amount of $424,622 and $159,322, respectively, representing a significant increase of approximately 166.5%. The significant increase was primarily attributable to the increase in leases expense, loss on disposal of leased offices, salary, other professional fees, and advertising and promotion.

Other Income, net

For the three months ended September 30, 2020, we recorded an amount of $14,265 as other income, net as compared to $14,636 other income, net for the three months ended September 30, 2019. The increase was primarily attributable to the income from face mask trading and distribution income.

The face mask trading is a temporary business, which the Company expects to discontinue at the fiscal year end of 2020 due to the low profit margin in a highly competitive market in face mask trading during COVID-19 pandemic.

The net other income incurred during the three months ended September 30, 2019 mainly derived from the service income.

Income tax expenses

For the three months ended September 30, 2020 and 2019, we had an income tax expenses of $0 and $28,292, respectively.

Net Profit / Loss

For the three months ended September 30, 2020, we had a net loss of $391,566 while we had a net profit of $467,548 for the three months ended September 30, 2019, representing a significant increase of net loss of approximately 183.8%. The significant increase on the net loss was primarily attributable to the significant increase in operating expenses and the overall decline of our business.

Results of operations for the nine months ended September 30, 2020

	Nine Months Ended September 30,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$242,006	100.0%	$2,323,165	100.0%	$(2,081,159)	(89.6)%
Cost of revenues	(161,845)	(66.9)%	(1,561,237)	(67.2)%	1,399,392	89.6%
Gross profit	80,161	33.1%	761,928	32.8%	(681,767)	(89.5)%
Operating expenses	(850,768)	(351.5)%	(301,684)	(13.0)%	(549,084)	(182.0)%
Other income, net	215,915	89.2%	25,417	1.1%	190,498	749.5%
Income (Loss) from operations	(554,692)	(229.2)%	485,661	20.9%	(1.040,353)	(214.2)%
Net finance income	104	0.0%	105	0.0%	(1)	(0.9)%
Income tax expense	(3,014)	(1.3)%	(28,292)	(1.2)%	25,278	89.3%
Net profit (loss)	$(557,602)	(230.5)%	$457,474	19.7%	$(1,015,076)	(221.9)%

Revenues

For the nine months ended September 30, 2020 and 2019, the Company generated revenue in the amount of $242,006 and $2,323,165, respectively, representing a significant decrease of approximately 89.6%. The revenue was generated from the sales of household appliances and related products, and integration and installation services in China. The significant decrease of revenue was a result of the overall decline of our business due to the impact of COVID-19 pandemic.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2020 amounted to approximately $161,845 as compared to $1,561,237 for the nine months ended September 30, 2019, representing a significant decrease of approximately 89.6%. The significant decrease of cost of revenue was a result of the overall decline of our business due to the impact of COVID-19 pandemic. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $761,928 for nine months ended September 30, 2019 to approximately $80,161 for nine months ended September 30, 2020, representing a significant decrease of approximately 89.5%. The significant decrease was primarily attributable to our sales decline.

Operating Expenses

For the nine months ended September 30, 2020 and 2019, we had operating expenses in the amount of $850,768 and $301,684, respectively, representing a significant increase of approximately 182.0%. The significant increase was primarily attributable to the increase in leases expense, loss on disposal of leased offices, salary, other professional fees, and advertising and promotion.

Other Income, net

For the nine months ended September 30, 2020, we recorded an amount of $215,915 as other income, net as compared to $25,417 other income, net for the nine months ended September 30, 2019. The increase was primarily attributable to the rental income, income from face mask trading, and distribution income.

The face mask trading is a temporary business, which the Company expects to discontinue at the fiscal year end of 2020 due to the low profit margin in a highly competitive market in face mask trading during COVID-19 pandemic.

The net other income incurred during the nine months ended September 30, 2019 mainly derived from the service income.

Income tax expenses

For the nine months ended September 30, 2020 and 2019, we had an income tax expenses of $3,014 and $28,292, respectively.

Net Profit / Loss

For the nine months ended September 30, 2020, we had a net loss of $557,602 while we had a net profit of $457,474 for the nine months ended September 30, 2019, representing a significant increase of net loss of approximately 221.9%. The significant increase on the net loss was primarily attributable to the significant increase in operating expenses and the overall decline of our business.

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

The following summarizes the key components of our cash flows for the nine months ended September 30, 2020 and 2019 are as follow:

	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(165,156)	$(145,166)
Net cash used in investing activities	$-	$(233,596)
Net cash provided by financing activities	$53,937	$672,788

Cash Used in Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $165,156 and $145,166, respectively. The cash used in operating activities was attributable to operating expenses which included leases expense, salary, other professional fees and advertising and promotions.

Cash Used in Investing Activities

For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $0 and $233,596, respectively. The cash used in investing activities was attributable to purchase of property, plant and equipment.

Cash Provided by Financing Activities

For the nine months ended September 30, 2020 and 2019, the Company had advances of $53,937 and repaid $59,212 to our chief executive officer and director, Mr. Lai Jinpeng.

For the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $53,937 and $672,788, respectively, which reflected the proceeds from advances from the directors and issuance of common stock.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $77,206 on its consolidated financial statements for the period ended September 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	November 16, 2020
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	November 16, 2020
Yang Lin

-11-