Form 10-K
period 2020-12-31
Wiseman Global Ltd
filed 2021-04-15
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the 54,900,000 shares of common equity stock held by non-affiliates of the Registrant was approximately $4.50 on the last business day of the Registrant’s most recently completed first fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.03 per share.

The number of shares outstanding of the Registrant’s common stock as of March 31, 2021 was 102,400,000.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products, (ii) consultancy, and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the year ended December 31, 2020, our revenue was $552,778, and our gross profit was approximately $225,800. For the year ended December 31, 2019, our revenue was $5.5 million, and our gross profit was approximately $1.7 million. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

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

Our investment in marketing initiatives from December 31, 2019 to December 31, 2020 totaled $24,965, representing a decrease of approximately 58%. We drive brand awareness through a combination of sophisticated, multi-layered marketing programs, word-of-mouth referrals, product showcase in our Shenzhen showroom, retail placement expansion, and ongoing product usage. A core principle of our brand growth strategy is offering customers increased ways to engage with our products through increased distributions to authorized distributors and retail stores and integration of our products with renovation companies’ and construction contractors’ projects.

Expand network of retail stores placements and authorized distributors.

We complement our online presence by expanding our physical retail stores placements to deliver additional consumer touchpoints and increase sales and margin. A greater retail stores placements presence helps us to not only increase consumer awareness and education, but also to offer convenient products showcase, multiple purchase options, and flexibility in delivery. As of December 31, 2020, our products were (i) placed in over 5 retail stores; (ii) supplied to 7 domestic distributors; and (iii) supplied to 2 authorized distributors.

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

We must keep up with technological developments in order to stay ahead of our competitors. As such, we will continue to strengthen our research and development, and apply various new home technologies and product solutions to further develop the next generation smart household appliances ecosystem with our products. As part of our smart household ecosystem initiative in the fourth quarter of 2021, we will also continue to develop our Wiseman Home System to enhance its (i) connectivity of our products; (ii) information distribution, data analysis and processing; and (iii) visualization capabilities of the system to enable our products to be centrally monitored and managed remotely, in order to adapt to different needs and conditions more efficiently.

Our Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team with track record of success.

Our experienced management team has been essential in driving the growth of our business. Our founder, executive Director and Chief Executive Officer, Mr. Lai Jinpeng, and our executive Director and Chairperson, Ms. Yang Lin, have delivered growing business results by leveraging upon their 16 and 15 years of managerial experience, respectively, in diverse industries. By leveraging on the extensive networks that Mr. Lai and Ms. Yang developed while they were working in the household appliances industry prior to their roles with the Company, we believe these networks can provide valuable future business opportunities for the Company.

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

We intend to explore more application scenarios for our products and to further diversify our product portfolio to build our Wiseman smart household appliances ecosystem in order to attract the growing middle class consumers. For example, as part of our smart household ecosystem initiative, we plan to introduce our branded “Wiseman Home System” in the fourth quarter of 2021 which will connect most of the Wiseman household appliances and allow a user to control Wiseman household appliances remotely through an application developed by our Company. Further, we also intend to partner with a wide range of hotels, renovation companies and construction contractors to create and to introduce a Wiseman ecosystem in hotels, shopping mall and restaurants.

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

The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last two years:

Product Categories as % of Net Sales
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
0.01%
91.11%
8.88%
2.54%
15.60%
17.13%
51.83%
12.90%
2020
2019
Television
Air Conditioner
Refrigerator
Washing Machine
Others

Our revenue in the fiscal year 2020 was mainly derived from selling of television and air conditioner, which was attributable to the decline of revenue portion from retail customers, which are the main customers for the other electrical appliances other than television and air conditioner. We sell the majority of our products, with or without customization, under our brand name “Wiseman”, to domestic customers in the PRC, and to overseas customers in Cambodia and Hong Kong. We intend to expand our business in other countries around the world. Our customers are primarily corporate enterprises and retail customers. While we sell the majority of our household appliances and related domestic appliances products under our “Wiseman” brand name, we do not operate any production facilities. We source our branded household appliances and related domestic appliances products from OEMs certified by us. For details of our contracting arrangement and quality control of our OEMs, please refer to the sections headed “Our Suppliers and OEMs” and “Quality Control.”

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

Our Customers (Including Authorized Distributors)

Our customers in the PRC are primarily corporate customers and retail customers. In addition, we sell our household appliances products and other products to overseas markets such as Hong Kong.

As at December 31, 2020, the Company has 7 domestic distributors, and has entered into 2 domestic authorized distribution contracts. Our distributors and authorized distributors distribute our products in their retail stores network or distribution networks.

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

Sales and Marketing

Our procurement, sales and marketing team is comprised of 4 employees and they are responsible for procurement, sales, marketing and customer service. In search for prospective customers, we actively invest in driving traffic to our e-commerce website, marketing our products to consumers and building our brand. Further, we leased a showroom in Shenzhen, PRC to exhibit and promote our products to existing and prospective customers which in turn may create more business opportunities and further strengthen the corporate image. We incurred sales and marketing expenses as a percentage of sales revenue of approximately 4.5% for the year ended December 31, 2020. We believe the marketing expenses contributed a significant portion to our revenue in 2020 and we will continue to invest more in 2021. This reflects more efficient marketing returns as Wiseman expands its product offerings in existing and new categories, increased customer awareness, a higher returning customer mix, growth in our distribution partnership and retail placements by distributors and more effective marketing models as we continue to improve our understanding of our customers.

Employees

As of December 31, 2020, we had 15 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Procurement, Sales and marketing	4
Quality control and research and development	3
Management, human resources and other administration	6
Finance and accounting	2
Total	15

Properties

Our corporate headquarters, which is located in Shenzhen, PRC, is a leased property of approximately 1,133 square meters. In addition, we currently lease 3 properties, ranging from approximately 150 to 1,133 square meters, in Shenzhen, PRC , which primarily carry out the function of a showroom, storage room and an office, respectively.

We lease all of our facilities and do not own any real property. Our leases will expire on 2021 to 2022. We believe that our current facilities are suitable and adequate to meet our current needs. If we require additional space, we expect to obtain additional facilities on commercially reasonable terms.

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

Insurance

We purchase pension insurance for our employees and general commercial insurance for our workers pursuant to relevant PRC laws and regulations. We do not have any third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our property or relating to our operations. Such insurance is not mandatory according to the laws and regulations of the PRC. We believe this practice is consistent with customary subcontracting industry standards adopted by other project management operators in the PRC. As part of our strategy, if we engage subcontractors to work on our integration and installation services projects, we will require them to purchase insurance for our projects. As at December 31, 2020, we have not engaged with any subcontractor.

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

Risks Relating to Our Company

Our business operations may be materially and adversely affected by the outbreak of the Coronavirus (“COVID-19”).

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID-19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

For the year ended December 31, 2020, our revenue has been significantly decreased due to the impact of the COVID-19. We are unable to accurately predict the upcoming impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

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

Item 2. Properties

Our principal place of business is located at Building 2, Duoli Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Street, Longgang District, Shenzhen City, Guangdong, People’s Republic of China, 518116 and the telephone number is +(86) 755 8489 9169.

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

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$4.50	$4.50
Second Quarter	$4.50	$4.50
Third Quarter	$4.50	$4.50
Fourth Quarter	$4.00	$1.85

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$—	$—
Second Quarter	$5.18	$0.04
Third Quarter	$5.23	$5.18
Fourth Quarter	$5.23	$4.50

Number of Holders

102,400,000 shares of common stock were issued and outstanding as of March 31, 2021. They were held by a total of 440 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2020 and December 31, 2019. We have not paid any cash dividends since on July 17, 2018 (inception) and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December, 2020 and 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products, (ii) consultancy, and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the year ended December 31, 2020, our revenue was $552,778, and our gross profit was approximately $225,800. For the year ended December 31, 2019, our revenue was $5.5 million, and our gross profit was approximately $1.7 million. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations

For the years ended December 31, 2020 and 2019

	Years Ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$552,778	100.0%	$5,534,822	100.0%	$(4,982,044)	(90.0)%
Cost of revenues	(326,978)	(59.2)%	(3,865,556)	(69.8)%	3,538,578	(91.5)%
Gross profit	225,800	40.8%	1,669,266	30.2%	(1,443,466)	(86.5)%
Operating expenses	(1,100,724)	(199.1)%	(537,477)	(9.7)%	563,247	104.8%
Other income, net	287,301	52.0%	48,791	0.9%	238,510	488.8%
Income (Loss) from operations	(587,893)	106.4%	1,180,580	21.4%	(1,768,473)	(149.8)%
Net finance cost	122	0.0%	130	0.0%	(8)	(6.2)%
Income tax expense	(3,014)	(0.5)%	(325,221)	(5.9)%	(322,207)	(99.1)%
Net profit (loss)	$(590,785)	(106.9)%	$855,489	15.5%	$(1,446,274)	(169.1)%

Revenues

For the years ended December 31, 2020 and 2019, the Company generated revenue in the amount of $552,778 and approximately $5.5 million, respectively. The revenue was generated from the sales of household appliances and related products in the PRC. The significant decrease of revenue was a result of the overall decline of our business due to the COVID-19 impact in the PRC.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 amounted to $326,978 as compared to approximately $3.9 million for the year ended December 31, 2019. The significant decrease of cost of revenue was a result of the overall decline of our business due to the COVID-19 impact in the PRC. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

General and Administrative Expenses

For the years ended December 31, 2020 and 2019, we had general and administrative expenses in the amount of approximately $1.1 million and $537,477, respectively. These were primarily comprised lease expense, loss on disposal of fixed asset, salary, sundry expenses, and other professional fees. The significant increase of general and administrative expenses was primarily attributed to loss on disposal of fixed asset, lease expense, and salary.

Gross profit

Our gross profit decreased from approximately $1.7 million in 2019 to $225,800 in 2020, primarily attributable to our sales decline due to the COVID-19 impact in the PRC.

Our gross margin increased from approximately 30.2% to 40.8% for the same periods. The increase in gross margin was primarily due to the significant higher in net revenues contribution from other product categories.

Income tax expenses

For the years ended December 31, 2020 and 2019, we had an income tax expenses of $3,014 and $325,221, respectively. The significant decrease of income tax expense was a result of the significant decline of revenue due to the COVID-19 impact in the PRC.

Net Profit

For the year ended December 31, 2020, we had a net loss of $590,785 while we had a net profit of $855,489 for the year ended December 31, 2019. The significant decrease of net profit was a result of the significant decline of revenue due to the COVID-19 impact in the PRC.

Liquidity and Capital Resources

Summary cash flows information for the years ended December 31, 2020 and 2019 are as follow:

	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(347,699)	$(90,841)
Net cash used in investing activities	$(719)	$(237,519)
Net cash provided by financing activities	$50,974	$675,834

Cash Used in Operating Activities

For the years ended December 31, 2020 and 2019, net cash used in operating activities was $347,699 and $90,841, respectively. The cash used in operating activities was attributable to inventories, prepayments, deposits paid and other receivables, accounts payable, other payables and accrued liabilities, and loan to related parties. The significant increase of net cash used in operating activities was primarily attributed to loan to related parties, prepayments, deposits paid and other receivables, inventories, other payables and accrued liabilities, and accounts payable.

Cash Used in Investing Activities

For the years ended December 31, 2020 and 2019, net cash used in investing activities was $719 and $237,519 respectively. The cash used in investing activities was attributable to purchase of property, plant and equipment. The significant decrease of net cash used in investing activities was primarily attributed to the lessen in purchase of property, plant and equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2020, the Company had an advance of $50,974 from our chief executive officer and Director, Mr. Lai Jinpeng. For the year ended December 31, 2019, the Company repaid $56,166 to our chief executive officer and Director, Mr. Lai Jinpeng.

For the year ended December 31, 2020, the net cash provided by financing activities was $50,974. The net cash provided by financing activities was attributable to the advance from the director. In the year ended December 31, 2019, the net cash provided by financing activities was $675,834. The net cash provided by financing activities was attributable to the proceeds from the sale of common stocks.

Working capital turnover

Inventory

Our inventory consists of finished products. As of December 31, 2020 and 2019, our inventory was $466,363 and $143,559, respectively. The increase was due to the extra order for the best-selling products as we expect a higher demand from potential customers. However, the overall decline of our revenues due to the COVID-19 impact on PRC has caused the significantly higher on the inventory turnover. Our inventory turnover days was 360.3 days and 7 days for the years ended December 31, 2020 and 2019, respectively. Inventory turnover days for a given period are equal to average of the balances of inventories, net of allowance for doubtful accounts, at the beginning and the end of the period divided by cost of revenues during the period and multiplied by the number of days during the period.

Accounts receivable

Our accounts receivable represent primarily accounts receivable from third parties. As of December 31, 2020 and 2019, our accounts receivable, net of allowance for doubtful accounts, was $188,360 and approximately $1.2 million, respectively. The decrease reflected a significant decline in our business and revenues. Our accounts receivable turnover days were 124.4 days and 80.2 days for the years ended December 31, 2020 and 2019, respectively. Accounts receivable turnover days for a given period are equal to the balances of accounts and notes receivable, net of allowance for doubtful accounts, at the end of the period divided by net revenues during the period and multiplied by the number of days during the period.

Accounts payable

Our accounts payable represent primarily accounts payable to manufacturers. As of December 31, 2020 and 2019, our accounts payable were $0 and $31,181, respectively. The decrease reflects the decline of our sales, and indirectly, reduces our purchases for the year. Our accounts and notes payable turnover days were 17.4 days and 1.6 days for the years ended December 31, 2020 and 2019, respectively. Accounts payable turnover days for a given period are equal to average of the balances of accounts and notes payable, at the beginning and the end of the period divided by cost of revenues during the period and multiplied by the number of days during the period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $75,520 on its consolidated financial statements for the fiscal year ended December 31, 2020.

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

WISEMAN GLOBAL LIMITED

FINANCIAL STATEMENTS

For the year ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wiseman Global Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wiseman Global Limited together with its subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 12 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore
April 15, 2021

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2020 AND 2019

	As of December 31, 2020	As of December 31, 2019
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,777	$362,771
Accounts receivable	188,360	1,216,773
Inventories	466,363	143,559
Loan to related parties	128,665	-
Amount due from related parties	290	-
Prepayments	230,279	61,779
Deposits paid and other receivables	473,979	146,002
TOTAL CURRENT ASSETS	$1,555,713	$1,930,884

NON-CURRENT ASSETS
Right of use asset, net	75,520	982,682
Property, plant and equipment, net	11,928	226,094
TOTAL NON-CURRENT ASSETS	87,448	1,208,776

TOTAL ASSETS	$1,643,161	$3,139,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$31,181
Other payables and accrued liabilities	204,910	296,430
Income tax payable	317,113	294,503
Lease liability	67,532	195,205
Amount due to related parties	-	518
Advance from a director	53,635	2,872
TOTAL CURRENT LIABILITIES	643,190	820,709

NON-CURRENT LIABILITIES
Lease liability	$8,126	$787,477
TOTAL NON-CURRENT LIABILITIES	8,126	787,477

TOTAL LIABILITIES	$651,316	$1,608,186

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of December 31, 2020 and 50,000,000 shares as of December 31, 2019	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive loss	41,692	(9,464)
Accumulated profit	213,153	803,938

TOTAL STOCKHOLDERS’ EQUITY	991,845	1,531,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,643,161	$3,139,660

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the years ended December 31,
	2020 (Audited)	2019 (Audited)
REVENUE	$552,778	$5,534,822

COST OF REVENUE	(326,978)	(3,865,556)

GROSS PROFIT	225,800	1,669,266

OTHER INCOME, NET	287,031	48,791

OPERATING EXPENSES
General and administrative	(1,100,724)	(537,477)

INCOME / (LOSS) FROM OPERATIONS	(587,893)	1,180,580

INTEREST INCOME	122	130

INCOME/ (LOSS) BEFORE INCOME TAX	(587,771)	1,180,710

INCOME TAX EXPENSES	(3,014)	(325,221)

NET PROFIT / (LOSS)	(590,785)	855,489

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	51,156	(9,464)

COMPREHENSIVE INCOME	(539,629)	846,025

NET INCOME PER SHARE, BASIC AND DILUTED	(0.01)	0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	83,396,164

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2018	50,000,000	$5,000	$-	$(51,551)	$-	$(46,551)
Issuance of shares in initial public offering	5,200,000	$520	$259,480	$-	$-	$260,000
Issuance of private placement shares	47,200,000	$4,720	$467,280	$-	$-	$472,000
Net profit for the year	-	$-	$-	$855,489	$-	$855,489
Foreign currency translation	-	$-	$-	$-	$(9,464)	$(9,464)
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the year	-	$-	$-	$(590,785)	$-	$(590,785)
Foreign currency translation	-	$-	$-	$-	$51,156	$51,156
Balance as of December 31, 2020	102,400,000	$10,240	$726,760	$213,153	$41,692	$991,845

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$(590,785)	$855,489
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	26,126	16,469
Loss on disposal of fixed asset	189,356	-
Amortization of ROU asset	179,398	78,435
Change in lease liability	(179,267)	(78,435)

Changes in operating assets and liabilities:
Accounts receivable	1,051,078	(1,227,402)
Inventories	(296,791)	(144,813)
Deposits paid, prepayments and other receivables	(472,946)	(205,050)
Accounts payable	(31,509)	28,171
Other payables and accrued liabilities	(98,932)	586,295
Loan to related parties	(123,427)	-
Net cash used in operating activities	$(347,699)	$(90,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(719)	$(238,331)
Investment in subsidiary	-	(724)
Cash proceeds from acquisition of subsidiary	-	1,536
Net cash used in investing activities	$(719)	$(237,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$-	$732,000
(Repayment to) / Advance from a director	50,974	(56,166)
Net cash provided by financing activities	$50,974	$675,834

Effect of exchange rate changes in cash and cash equivalents	$2,450	$(1,690)

Net increase / (decrease) in cash and cash equivalents	(294,994)	345,784
Cash and cash equivalents, beginning of period	362,771	16,987
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,777	$362,771

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$319
Right-of-use assets obtained in exchange for operating lease obligations	$142,989	$1,061,117

See accompany notes to the consolidated financial statements.

WISEMAN GLOBAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the year ended December 31, 2020.

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

The revenue that generated through sale of goods are $519,834. Revenue generated through consultancy, integration and installation services is $32,944, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the year ended
December 31, 2020

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.53
Period-average CNY¥ : US$1 exchange rate	6.89

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $75,658 on its consolidated financial statements for the fiscal year ended December 31, 2020.

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

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID-19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

For the year ended December 31, 2020, our revenue has been significantly decreased due to the impact of the COVID-19. We are unable to accurately predict the upcoming impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Accounts receivable	$188,360	$1,216,773
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$188,360	$1,216,773

5. INVENTORIES

Inventories consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Finished goods	$466,363	$143,559
Inventories	$466,363	$143,559

There is no inventory allowance for the year ended December 31, 2020.

6. PREPAYMENTS

As of December 31, 2020 and 2019, the Company prepayments consist of the prepayment for the purchases, professional fees, and renovation fees.

7. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Deposits paid	$1,654	$100,000
Loan to third parties	393,237	-
Rental income receivables	60,000	-
Others	19,088	46,002
Total deposits paid and other receivables	$473,979	$146,002

The loan to third parties are unsecured, with interest-bearing varies of 3% or 7% and repayable within 1 year.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Office equipment	$16,003	$14,563
Furniture and fixtures	-	68,788
Leasehold improvement	-	159,212
Less: accumulated depreciation	(4,075)	(16,469)
Property, plant and equipment, net	$11,928	$226,094

Depreciation expense for the year ended December 31, 2020 was $2,939.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Other payables	$44,312	$258,398
Accrued other expenses	99,329	38,032
Receipt in advance	61,269	-
Total other payables and accrued liabilities	$204,910	$296,430

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

As of December 31, 2020, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

11. ADVANCE FROM A DIRECTOR

As of December 31, 2020, there is an advance from a director of $53,635.

12. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
XUZHI WU	The family member of the CEO and the Director of the Company.

SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	A company which is our CEO is the majority shareholder.

JINPENG LAI	The CEO and the Director of the Company.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue:
-SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$380	$-
- XUZHI WU	-	58,798
- WENZHI WU	-	37,559
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	1,780	105,153

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$10,017	$-
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	14,627	-

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$34,523	$-

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(230,821)	$-

Prepayments:
-SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$135,512	$-

Deposits paid and other receivables:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$1,654	$-

Loan to related parties:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$22,976	$-
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	91,903	-
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	$13,786	$-

Amount due to related parties:
- WENZHI WU	$290	$518

Advance from a director:
- JINPENG LAI	$53,635	$2,872

The loan to related parties are unsecured, with interest-bearing of 7% and repayable within 6 or 12 months.

13. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended December 31, 2020.

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

No deferred taxes were recognized for the year ended December 31, 2020.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Years ended
	December 31,
	2020	2019
	(audited)	(audited)
Computed expected benefits	(25)%	(25)%
Temporary differences not recognized	(2)%	(4)%
PRC Tax incentive	0%	5%
Effect of foreign tax rate difference	11%	(1)%
Tax losses not recognized	17%	(3)%
Income tax expense	1%	(28)%

	Years ended
	December 31,
	2020	2019
	(audited)	(audited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(147,696)	$295,177
Temporary differences not recognized	(13,661)	52,622
PRC tax incentive	-	(60,326)
Effect of foreign tax rate difference	66,229	7,526
Tax losses not recognized	98,142	30,222
Income tax expense	$3,014	$325,221

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020:

	Years ended
	December 31,
	2020	2019
	(audited)	(audited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$70,641	$36,970
- Hong Kong	-	-
- PRC	-	3,683
Less: valuation allowance	(70,641)	(40,653)
Deferred tax assets	$-	$-

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

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$75,658 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2020, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. The significant decrease in lease liability as well as right-of-use asset is mainly due to the termination of certain tenancy agreement on June 22, 2021.

As of December 31, 2020 and December 31, 2019, the right-of use asset and lease liabilities are as follows:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Within 1 year	$68,897	$240,000
After 1 year but within 5 years	8,271	860,000
Total lease payments	$77,168	$1,100,000
Less: unrecognized lease obligations	(1,510)	(72,523)
Less: imputed interest	(138)	(44,795)
Total lease obligations	75,520	982,682
Less: current obligations	67,532	(195,205)
Long-term lease obligations	$8,126	$787,477

Other information:

	Year ended December 31,
	2020	2019
	(audited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$147,605	$100,000
Right-of-use assets obtained in exchange for operating lease liabilities	142,989	1,061,117
Remaining lease term for operating lease (years)	0.94	4.58
Weighted average discount rate for operating lease	4.75%	5.125%

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date the Company issued the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Position / Title	Date of First Appointment
Yang Lin	40	Chairperson and Director	October 14, 2019 as Director February 25. 2020 as chairperson

Lai Jinpeng	35	Director, Chief Executive Officer, President, Secretary and Treasurer	July 17, 2018

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2020 and December 31, 2019:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Lai Jinpeng	2020	$8,555	0	0	0	0	0	0	$8,555
CEO	2019	$6,748	0	0	0	0	0	0	$6,748

Yang Lin	2020	$0	0	0	0	0	0	0	$0
Chairperson	2019	$0	0	0	0	0	0	0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock (2)

Yang Lin (ii)	-	-%

Lai Jinpeng (i)(ii)(iii)	20,000,000	19.53%

Zhao Zhiming (i)	27,500,000	26.86%

Yang Huanyu (i)	5,322,000	7.33%

All Officers and Directors (two persons)	20,000,000	19.53%

Owner of more than 5% of Class	-	-

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

As of December 31, 2020, there were 58,822,000 shares of our common stock issued and outstanding to certain beneficial owners and management and related stockholders.

Item 13. Certain Relationships and Related Transactions

Except as set forth below, during the year ended December 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

Item 14. Principal Accountant Fees and Services

During fiscal years ended December 31, 2020 and 2019, we incurred approximately $40,000 and $29,200, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2020 and 2019 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Date: April 15, 2021

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

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	April 15, 2021
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	April 15, 2021
Yang Lin

