Form 10-Q
period 2021-03-31
Wiseman Global Ltd
filed 2021-05-17
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, $0.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In U.S. Dollars, except share data or otherwise stated)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,691	$67,777
Accounts receivable	82,701	188,360
Inventories	457,209	466,363
Loan to related parties	263,067	128,665
Amount due from related parties	289	290
Prepayments	220,629	230,279
Deposits paid and other receivables	307,849	473,979
TOTAL CURRENT ASSETS	$1,477,435	$1,555,713

NON-CURRENT ASSETS
Right of use asset, net	50,530	75,520
Property, plant and equipment, net	11,079	11,928
TOTAL NON-CURRENT ASSETS	61,609	87,448

TOTAL ASSETS	$1,539,044	$1,643,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$214,635	$204,910
Income tax payable	308,327	317,113
Lease liability	45,013	67,532
Advance from a director	55,852	53,635
CURRENT LIABILITIES	623,827	643,190

NON-CURRENT LIABILITIES
Lease liability	$5,701	$8,126
TOTAL NON-CURRENT LIABILITIES	5,701	8,126

TOTAL LIABILITIES	$629,528	$651,316

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of March 31, 2021 and 102,400,000 shares as of December 31, 2020	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive loss	39,324	41,692
Accumulated profits	133,192	213,153

TOTAL STOCKHOLDERS’ EQUITY	909,516	991,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,539,044	$1,643,161

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended March 31
	2021	2020
REVENUE	$37,268	$101,681

COST OF REVENUE	(2,827)	(57,098)

GROSS PROFIT	34,441	44,583

OTHER INCOME, NET	7,957	73,471

OPERATING EXPENSES
General and administrative	(122,372)	(197,439)

LOSS FROM OPERATIONS	(79,974)	(79,385)

INTEREST INCOME	12	33

LOSS BEFORE INCOME TAX	(79,962)	(79,352)

INCOME TAX EXPENSES	-	-

NET LOSS	(79,962)	(79,352)

Other comprehensive income/(loss):
- Foreign currency translation loss	(2,367)	(16,822)

COMPREHENSIVE LOSS	(82,329)	(96,174)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	102,400,000

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. Dollars, except share data or otherwise stated)

Three months ended March 31, 2021 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2020	102,400,000	$10,240	$726,760	$213,153	$41,692	$991,845
Net loss for the period	-	$-	$-	$(79,962)	$-	$(79,962)
Foreign currency translation	-	$-	$-	$-	$(2,367)	$(2,367)
Balance as of March 31, 2021	102,400,000	$10,240	$726,760	$133,191	$39,325	$909,516

Three months ended March 31, 2020 (Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474)
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,962)	$(79,352)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	3,128	12,310
Amortization of ROU asset	22,659	57,220
Change in lease liability	(24,921)	(57,220)

Changes in operating assets and liabilities:
Accounts receivable	106,050	338,594
Inventories	7,515	(47,343)
Deposits paid, prepayments and other receivables	129,751	(217,057)
Accounts payable	-	(17,910)
Other payables and accrued liabilities	2,672	(12,186)
Loan to related parties	(90,013)	-

Net cash provided by/(used) in operating activities	$76,879	$(22,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	$2,200	$9,097

Net cash provided by financing activities	$2,200	$9,097

Effect of exchange rate changes in cash and cash equivalents	$(1,165)	$(3,758)

Net (decrease)/increase in cash and cash equivalents	77,914	(17,605)
Cash and cash equivalents, beginning of period	67,777	362,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,691	$345,166

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Right-of-use assets obtained in exchange for operating lease obligations	$50,530	$77,157

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended March 31, 2021.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company allows for 12-month warranties to be purchased on the products. Our warranty includes the repair works for the unfunctional products, and the costs of the spare parts are not included in our warranty. In management’s opinion, there is no provision made for warranty provided. The revenue that generated through sale of goods are $3,668.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
March 31, 2021

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.55
Period-average CNY¥ : US$1 exchange rate	6.49

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $50,530 on its consolidated financial statements for the period ended March 31, 2021.

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

For the period ended March 31, 2021, our revenue has been significantly decreased due to the impact of the COVID-19. We are unable to accurately predict the upcoming impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Accounts receivable	$82,701	$188,360
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$82,701	$188,360

5. INVENTORIES

Inventories consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Finished goods	$457,209	$466,363
Inventories	$457,209	$466,363

There is no inventory allowance for the three months ended March 31, 2021.

6. PREPAYMENTS

As of March 31, 2021, the Company prepayments consist of the prepayment for the professional fees, purchases, and renovation fees.

7. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits paid	$1,648	$1,654
Loan to third parties	222,149	393,237
Rental income receivables	60,000	60,000
Others	24,052	19,088
Total deposits paid and other receivables	$307,849	$473,979

The loan to third parties are unsecured, with interest-bearing varies of 3% or 7% and repayable within 3 months to 8 months.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Office equipment	$16,003	$16,003
Less: accumulated depreciation	(4,881)	(4,075)
Property, plant and equipment, net	$11,079	$11,928

Depreciation expense for the three months ended March 31, 2021 and March 31, 2020 was $806 and $12,310, respectively.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Other payables	$97,631	$44,312
Accrued other expenses	48,330	99,329
Receipt in advance	68,674	61,269
Total other payables and accrued liabilities	$214,635	$204,910

10. SHAREHOLDERS’ EQUITY

As of March 31, 2021, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

11. ADVANCE FROM A DIRECTOR

As of March 31, 2021 and December 31, 2020, there is an advance from a director of $55,852 and $53,635, respectively, which was unsecured and interest-free.

12. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	A company which is our CEO is the majority shareholder.

JINPENG LAI	The CEO and the Director of the Company.

	Period Ended March 31, 2021	Year Ended December 31, 2020
Revenue:
-SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$380
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	1,780

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$10,017
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	14,627

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$28,789	$34,523

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(5,665)	$(230,821)

Prepayments:
-SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$63,333	$135,512
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	7,630	-

Deposits paid and other receivables:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$1,648	$1,654

Loan to related parties:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$66,202	$22,976
- WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	91,565	91,903
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	$105,300	$13,786

Amount due to related parties:
- WENZHI WU	$289	$290

Other payables and accrued liabilities:
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	$68,674	$-

Advance from a director:
- JINPENG LAI	$55,852	$53,635

The loan to related parties are unsecured, with interest-bearing of 7% and the repayment terms are 2 months, 8 months, or 1 year.

13. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2021.

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

No deferred taxes were recognized for the three months ended March 31, 2021.

Provision for income tax expense will be projected at year end date.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Three months ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	1%	6%
Tax losses not recognized	27%	(19)%
Temporary difference not recognized	(3)%	-%
Income tax expense	0%	0%

	Three months ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(19,990)	$(19,838)
Effect of foreign tax rate difference	831	4,369
Tax losses not recognized	21,677	15,469
Temporary difference not recognized	(2,518)	-
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2021:

	Three months ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$76,557	$44,440
- Hong Kong	-	-
- PRC	-	6,771
Less: valuation allowance	(76,557)	(51,211)
Deferred tax assets	$-	$-

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

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$50,530 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of March 31, 2021 and December 31, 2020, the right-of use asset and lease liabilities are as follows:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Within 1 year	$43,280	$68,897
After 1 year but within 5 years	8,241	8,271
Total lease payments	$51,521	$77,168
Less: unrecognized lease obligations	(807)	(1,510)
Less: imputed interest	-	(138)
Total lease obligations	50,714	75,520
Less: current obligations	(45,013)	(67,532)
Long-term lease obligations	$5,701	$8,126

Other information:

	Three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$71,049	$50,200
Right-of-use assets obtained in exchange for operating lease liabilities	50,530	77,157
Remaining lease term for operating lease (years)	0.76	4.16
Weighted average discount rate for operating lease	4.75%	5.0996

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated April 15, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended March 31, 2021, our revenue was $37,268, and our gross profit was approximately $34,441. For the three months ended March 31, 2020, our revenue was $101,681, and our gross profit was approximately $44,583. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$37,268	100%	$101,681	100.0%	$(64.413)	(63.4)%
Cost of revenues	(2,827)	(7.6)%	(57,098)	(56.2)%	54,271	95.1%
Gross profit	34,441	92.4%	44,583	43.8%	(10,142)	(22.8)%
Operating expenses	(122,372)	(328.4)%	(197,439)	(194.2)%	75,067	38.0%
Other income, net	7,957	21.4%	73,471	72.3%	(65,514)	(89.2)%
Loss from operations	(79,974)	(214.6)%	(79,385)	(78.1)%	(589)	(0.7)%
Net finance income	12	0.0%	33	0.0%	(21)	(63.6)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(79,962)	(214.6)%	$(79,352)	(78.1)%	$(610)	(0.8)%

Revenues

For the three months ended March 31, 2021 and 2020, the Company generated revenue in the amount of $37,268 and $101,681, respectively, representing a significant decrease of approximately 63.4%. The revenue was generated from the sales of household appliances and related products in PRC. The significant decrease of revenue was a result of the overall decline of our business due to the COVID-19 impact in the PRC.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 amounted to approximately $2,827 as compared to $57,098 for the three months ended March 31, 2020, representing a significant decrease of approximately 95.1%. The significant decrease of cost of revenue was due to the revenue generated from consultancy and integration and installation services, which both revenue streams have minimal cost of revenues. The significant decrease of cost of revenue was the result of the overall decline of our business due to the impact of COVID-19 pandemic in the PRC too. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $44,583 for three months ended March 31, 2020 to approximately $34,441 for three months ended March 31, 2021, representing a decrease of approximately 22.8%. The decrease was primarily attributable to our revenue decline. The increase in gross margin from 43.8% to 92.4% was primarily attributable to the revenue for the three months ended March 31, 2021 generated from consultancy and integration and installation services, which both revenue streams have minimal cost of revenues.

Operating Expenses

For the three months ended March 31, 2021 and 2020, we had operating expenses in the amount of $122,372 and $197,439, respectively, representing a decrease of approximately 38%. The decrease was primarily attributable to the decrease in leases expense and advertising and promotion.

Income tax expenses

For the three months ended March 31, 2021 and 2020, we had an income tax expenses of nil and nil, respectively.

Net Loss

Our net loss for the three months ended March 31, 2021 and 2020 remained stable as we had a net loss of $79,962 and $79,352, respectively.

Liquidity and Capital Resources

Summary cash flows information for the three months ended March 31, 2021 and 2020 are as follow:

	2021	2020
	(In U.S. dollars)
Net cash provided by/(used in) operating activities	$76,879	$(22,944)
Net cash provided by financing activities	$2,200	$9,097

Cash Provided by/(Used in) Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $76,879. For the three months ended March 31, 2020, net cash used in operating activities was $22,944. The cash provided by operating activities was attributable to accounts receivables, prepayments, deposits and other receivables.

Cash Provided by Financing Activities

For the three months ended March 31, 2021 and 2020, the Company had advances of $2,200 and $9,097, respectively, which is unsecured, interest-free, from our sole executive officer and director, Mr. Lai Jinpeng.

For the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $2,200 and $9,097, respectively, which reflected the proceeds from advances from the director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $50,530 on its consolidated financial statements for the period ended March 31, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2021

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	May 17, 2021
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	May 17, 2021
Yang Lin

-9-