Form 10-Q
period 2021-06-30
Wiseman Global Ltd
filed 2023-05-12
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common Stock, $0.0001 par value	102,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,517	$67,777
Accounts receivable	78,130	188,360
Inventories	405,304	466,363
Loan to related parties	310,846	128,665
Amount due from related parties	1,067	290
Prepayments	141,017	230,279
Deposits paid and other receivables	299,747	473,979
TOTAL CURRENT ASSETS	$1,375,628	$1,555,713

NON-CURRENT ASSETS
Right of use asset, net	25,897	75,520
Property, plant and equipment, net	10,383	11,928
TOTAL NON-CURRENT ASSETS	36,280	87,448

TOTAL ASSETS	$1,411,908	$1,643,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$185,147	$204,910
Income tax payable	320,831	317,113
Lease liability	22,804	67,532
Advance from a director	68,755	53,635
Advance from related parties	774	-
CURRENT LIABILITIES	598,311	643,190

NON-CURRENT LIABILITIES
Lease liability	$3,325	$8,126
TOTAL NON-CURRENT LIABILITIES	3,325	8,126

TOTAL LIABILITIES	$601,636	$651,316

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of June 30, 2021 and 102,400,000 shares as of December 31, 2020	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive income	50,269	41,692
Accumulated profits	23,003	213,153

TOTAL STOCKHOLDERS’ EQUITY	810,272	991,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,411,908	$1,643,161

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE	$79,745	$34,551	$117,013	$136,231

COST OF REVENUE	(59,212)	(17,728)	(62,039)	(74,826)

GROSS PROFIT	20,533	16,823	54,974	61,405

OTHER INCOME, NET	238	128,179	8,195	201,650

OPERATING EXPENSES
General and administrative	(122,515)	(228,707)	(244,887)	(426,146)

LOSS FROM OPERATION BEFORE INCOME TAX	(101,744)	(83,705)	(181,718)	(163,091)

INTEREST INCOME	9	35	21	69

LOSS BEFORE INCOME TAX	(101,735)	(83,670)	(181,697)	(163,022)

INCOME TAX EXPENSES	(8,453)	(3,014)	(8,453)	(3,014)

NET LOSS	(110,188)	(86,684)	(190,150)	(166,036)

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	10,944	2,450	8,577	(14,369)

COMPREHENSIVE LOSS	(99,244)	(84,234)	(181,573)	(180,405)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	102,400,000	102,400,000	102,400,000

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. Dollars, except share data or otherwise stated)

Six months ended June 30, 2021 (Unaudited)

	Common Stock				Accumulated
	NUMBER OF		Additional Paid-in	Accumulated (DEFICIT)/	other comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2020	102,400,000	$10,240	$726,760	$213,153	$41,692	$991,845
Net loss for the period	-	$-	$-	$(79,962)	$-	$(79,962)
Foreign currency translation	-	$-	$-	$-	$(2,367)	$(2,367)
Balance as of March 31, 2021	102,400,000	$10,240	$726,760	$133,191	$39,325	$909,516
Net loss for the period	-	-	-	(110,188)	-	(110,188)
Foreign currency translation	-	-	-	-	10,944	10,944
Balance as of June 30, 2021	102,400,000	10,240	726,760	23,003	50,269	810,272

Six months ended June 30, 2020 (Unaudited)

	Common Stock				Accumulated
	NUMBER OF		Additional Paid-in	Accumulated (DEFICIT)/	other comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300
Net loss for the period	-	$-	$-	$(86,684)	$-	$(86,684)
Foreign currency translation	-	$-	$-	$-	$2,450	$2,450
Balance as of June 30, 2020	102,400,000	$10,240	$726,760	$637,902	$(23,836)	$1,351,066

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,150)	$(166,036)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	6,308	24,614
Amortization of ROU asset	45,772	135,187
Change in lease liability	(50,342)	(135,144)

Changes in operating assets and liabilities:
Accounts receivable	112,255	608,327
Inventories	66,109	(343,756)
Deposits paid, prepayments and other receivables	221,635	(379,494)
Accounts payable	-	(30,817)
Other payables and accrued liabilities	(21,190)	(382)

Net cash provided by/(used in) operating activities	$190,397	$(287,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to related parties	(134,312)	-

Net cash used in investing activities	$(134,312)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	$-	$-
Advance from a director	$15,170	14,097

Net cash provided by financing activities	$15,170	$14,097

Effect of exchange rate changes in cash and cash equivalents	$485	$(1,782)

Net increase/(decrease) in cash and cash equivalents	71,740	(275,186)
Cash and cash equivalents, beginning of period	67,777	362,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,517	$87,585

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$7,740	$-
Right-of-use assets obtained in exchange for operating lease obligations	$25,897	$191,915

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended June 30, 2021.

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

The revenue that generated through sale of goods are $80,658. Revenue generated through integration and installation services are $36,355.

Other Income

For the six months ended June 30, 2021, we recorded an amount of $8,195 as other income, net as compared to $201,650 other income, net for the six months ended June 30, 2020.

The net other income incurred during the six months ended June 30, 2021 is derived from income from face mask trading, and distribution income. Net other income generated through face mask trading is $1,287. Net other income generated through distribution income is $6,908.

The face mask trading is the temporary business, which the Company expects to discontinue the face mask trading on the fiscal year ended 2021. The discontinue is due to the low profit margin due to the highly competitive market in face mask trading.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
June 30, 2021

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.46
Period-average CNY¥ : US$1 exchange rate	6.46

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company records both right-of-use asset and lease liability of $25,897 on its consolidated financial statements for the period ended June 30, 2021.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, with the intent to reduce the complexity in accounting for income taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The accounting update removes certain exceptions to the general principles in ASC 740 as well as provides simplification by clarifying and amending existing guidance. The Company is currently assessing the impact of the new standard on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning January 1, 2021. The Company has determined not to early adopt ASU 2020-06. The implementation of this accounting treatment is not expected to have a material effect on the Company’s financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Accounts receivable	$78,130	$188,360
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$78,130	$188,360

5. INVENTORIES

Inventories consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Finished goods	$405,304	$466,363
Inventories	$405,304	$466,363

Inventories consisting of products available for sell, are stated at the lower of cost or market value. There is no inventory allowance for the six months ended June 30, 2021.

6. LOAN TO RELATED PARTIES

The details of the loan to related parties are stated as below:

Related Parties	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Party A	$103,368	$22,976
Party B	106,836	13,786
Party C	100,642	91,903
Total loan to related parties	$310,846	$128,665

The loan to related parties are unsecured, with interest-bearing of 7% and repayable within 6 months to 12 months.

Party A is a company which is owned 66% by our CEO.

Party B is a company which is our CEO is the majority shareholder.

Party C is a company which is the director is the company representative of the Company.

7. PREPAYMENTS

As of June 30, 2021, the Company prepayments consist of the prepayment for the professional fees, purchases, and renovation fees.

8. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits paid	$1,672	$1,654
Loan to third parties	220,901	393,237
Rental income receivables	60,000	60,000
Others	17,174	19,088
Total deposits paid and other receivables	$299,747	$473,979

The loan to third parties are unsecured, with interest-bearing varies of 3% or 7% and repayable within 1 months to 5 months.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Office equipment	$16,130	$16,003
Less: accumulated depreciation	(5,747)	(4,075)
Property, plant and equipment, net	$10,383	$11,928

Depreciation expense for the six months ended June 30, 2021 and June 30, 2020 was $6,308 and $24,614, respectively. The depreciation expense has decreased significantly as the Company disposed fixed assets in the amount of $189,356 during the year ended December 31, 2020.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Other payables	$122,350	$44,312
Accrued other expenses	52,229	99,329
Receipt in advance	10,568	61,269
Total other payables and accrued liabilities	$185,147	$204,910

11. SHAREHOLDERS’ EQUITY

As of June 30, 2021, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

12. ADVANCE FROM A DIRECTOR

As of June 30, 2021 and December 31, 2020, there is an advance from a director of $68,755 and $53,635, respectively.

13. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	A company which is our CEO is the majority shareholder.

JINPENG LAI	The CEO and the Director of the Company.

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$380
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	1,780
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	69,808	-

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$10,017
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	14,627

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(5,776)	$(230,821)

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$29,120	$34,523

Prepayment
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$135,512

Deposit paid and other receivables:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$1,654

Loan to related parties:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$103,368	$22,976
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	$100,642	$91,903
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	$106,836	$13,786

Amount due to related parties:
- WENZHI WU	$774	$290

Advance from a director:
- JINPENG LAI	$15,170	$50,974

14. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2021.

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

No deferred taxes were recognized for the three months ended June 30, 2021.

Provision for income tax expense will be projected at year end date. The tax expense of $8,453 is an adjustment under the provision of income tax for the year ended December 31, 2020 from Wiseman Global Limited which was incorporated in Hong Kong.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Six months ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	2%	3%
Tax losses not recognized	23%	23%
Under provision of income tax in respect of prior year	4%	2%
Temporary difference not recognized	(0)%	(1)%
Income tax expense	4%	2%

	Six months ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(47,537)	$(41,509)
Effect of foreign tax rate difference	3,329	5,159
Tax losses not recognized	44,385	38,213
Under provision of income tax in respect of prior year	8,453	3,014
Temporary difference not recognized	(177)	(1,863)
Income tax expense	$8,453	$3,014

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2021:

	Six months ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$80,297	$53,470
- Hong Kong	-	-
- PRC	-	8,079
Less: valuation allowance	(80,297)	(61,549)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $80,297 as of quarter ended June 30, 2021. During the quarter ended June 30, 2021, the valuation allowance increased by $9,655 primarily relating to net operating loss carry forwards from the various tax regime.

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

15. RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$25,897 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of June 30, 2021 and December 31, 2020, the right-of use asset and lease liabilities are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Within 1 year	$18,178	$68,897
After 1 year but within 5 years	8,361	8,271
Total lease payments	$26,539	$77,168
Less: unrecognized lease obligations	(410)	(1,510)
Less: imputed interest	(232)	(138)
Total lease obligations	25,897	75,520
Less: current obligations	(22,804)	(67,532)
Long-term lease obligations	$3,325	$8,126

Other information:

	Six months ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	-	-
Operating cash flow from operating lease	$71,336	$80,220
Right-of-use assets obtained in exchange for operating lease liabilities	25,897	191,915
Remaining lease term for operating lease (years)	0.75	4.83
Weighted average discount rate for operating lease	4.75%	5.0697%

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 12, 2023, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated April 15, 2021., for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended June 30, 2021, our revenue was $79,745, and our gross profit was approximately $20,533. For the three months ended June 30, 2020, our revenue was $34,551, and our gross profit was approximately $16,823. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended June 30, 2021

	Three Months Ended June 30,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$79,745	100.0%	$34,551	100.0%	$45,194	130.8%
Cost of revenues	(59,212)	(74.3)%	(17,728)	(51.3)%	41,484	234.0%
Gross profit	20,533	25.7%	16,823	48.7%	3,710	22.1%
Operating expenses	(122,515)	(153.6)%	(228,707)	(661.9)%	(106,192)	(46.4)%
Other income, net	238	0.3%	128,179	371.0%	(127,941)	(99.8)%
Income (Loss) from operations	(101,744)	(127.6)%	(83,705)	(242.3)%	18,039	21.6%
Net finance income	9	0.0%	35	0.0%	(26)	(74.3)%
Income tax expense	(8,453)	(10.6)%	(3,014)	(8.7)%	5,439	180.5%
Net profit (loss)	$(110,188)	(138.2)%	$(86,684)	(250.9)%	$23,504	27.1%

Revenues

For the three months ended June 30, 2021 and 2020, the Company generated revenue in the amount of $79,745 and $34,551, representing a significant increase of approximately 130.8%. The revenue is generated from the sales of household appliances and related products, and integration and installation services in China. The significant increase of revenue was a result of the overall decline of the impact of COVID-19 to our business.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 amounted to approximately $59,212 as compared to $17,728 for the three months ended June 30, 2020, representing a significant increase of approximately 234.0%. The significant increase of cost of revenue was the result of the overall decline of the impact of COVID-19 to our business. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit increased from $16,823 for three months ended June 30, 2020 to approximately $20,533 for three months ended June 30, 2021, representing a significant increase of approximately 22.1%. The significant increase was primarily attributable to our sales increase.

Operating Expenses

For the three months ended June 30, 2021 and 2020, we had operating expenses in the amount of $122,515 and $228,707, respectively, representing a significant decrease of approximately 46.4%. The significant decrease was primarily attributable to the decrease in leases expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the three months ended June 30, 2021, we recorded an amount of $238 as other income, net as compared to $128,179 other income, net for the three months ended June 30, 2020. The decrease was primarily attributable to the rental income, income from face mask trading, and distribution income. As of June 30, 2021, the rental income has been terminated thus there is no rental income for this period.

Income tax expenses

For the three months ended June 30, 2021 and 2020, we had an income tax expenses of $8,453 and $3,014, respectively.

Net Loss

For the three months ended June 30, 2021, we had a net loss of $110,188 while we had a net loss of $86,684 for the three months ended June 30, 2020, representing a significant increase of approximately 27.1%. The significant increase on the net loss was primarily attributable to the significant increase in cost of revenue and the significant decrease in other income.

Results of operations for the six months ended June 30, 2021

	Six Months Ended June 30,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$117,013	100.0%	$136,231	100.0%	$(19,218)	(14.1)%
Cost of revenues	(62,039)	(53.0)%	(74,826)	(54.9)%	12,787	17.1%
Gross profit	54,974	47.0%	61,405	45.1%	(6,431)	(10.5)%
Operating expenses	(244,887)	(209.3)%	(426,146)	(312.8)%	181,259	42.5%
Other income, net	8,195	7.0%	201,650	148.0%	(193,455)	(95.9)%
Loss from operations	(181,718)	(155.3)%	(163,091)	(119.7)%	(18,627)	(11.4)%
Net finance income	21	0.0%	69	0.0%	(48)	(69.6)%
Income tax expense	(8,453)	(7.2)%	(3,014)	(2.2)%	(5,439)	(180.5)%
Net loss	$(190,150)	(162.5)%	$(166,036)	(121.9)%	$(24,114)	(14.5)%

Revenues

For the six months ended June 30, 2021 and 2020, the Company generated revenue in the amount of $117,013 and $136,231, representing a decrease of approximately 14.1%. The revenue is generated from the sales of household appliances and related products, the sales of face mask, and integration and installation services in China. The decrease of revenue was a result of the overall decline of our business due to the impact of COVID-19 to our businesses.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2021 amounted to approximately $62,039 as compared to $74,826 for the six months ended June 30, 2020, representing a decrease of approximately 17.1%. The decrease of cost of revenue was a result of the overall decline of our business due to the impact of COVID-19 to our businesses. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $61,405 for six months ended June 30, 2020 to approximately $54,974 for six months ended June 30, 2021, representing a decrease of approximately 10.5%. The decrease was primarily attributable to our sales decline.

Operating Expenses

For the six months ended June 30, 2021 and 2020, we had operating expenses in the amount of $244,887 and $426,146, respectively, representing a significant decrease of approximately 42.5%. The significant decrease was primarily attributable to the decrease in leases expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the six months ended June 30, 2021, we recorded an amount of $8,195 as other income, net as compared to $201,650 other income, net for the six months ended June 30, 2020. The decrease was primarily attributable to the rental income, income from face mask trading, and distribution income.

Income tax expenses

For the six months ended June 30, 2021 and 2020, we had an income tax expenses of $8,453 and $3,014, respectively. The tax expense incurred is an adjustment under the provision of income tax for the year ended December 31, 2020 from Wiseman Global Limited which was incorporated in Hong Kong.

Net Loss

For the six months ended June 30, 2021, we had a net loss of $190,150 while we had a net loss of $166,036 for the six months ended June 30, 2020, representing an increase of approximately 14.5%. The increase on the net loss was primarily attributable to the significant decrease in other income and the overall decline of our business.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2021 and 2020 are as follow:

	2021	2020
	(In U.S. dollars)
Net cash provided by/(used in) operating activities	$56,085	$(287,501)
Net cash provided by financing activities	$15,170	$14,097

Cash Used in Operating Activities

For the six months ended June 30, 2021 and 2020, net cash provided by and used in operating activities was $56,085 and $287,501, respectively. The cash provided by and used in operating activities was attributable to operating expenses which included leases expense, salary, other professional fees and advertising and promotions.

Cash Provided by Financing Activities

For the six months ended June 30, 2021 and 2020, the Company had advances of $15,170 and $14,097, respectively from our sole executive officer and director, Mr. Lai Jinpeng.

For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $15,170 and $14,907, respectively, which reflected the proceeds from advances from the directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $25,897 on its consolidated financial statements for the period ended June 30, 2021.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, with the intent to reduce the complexity in accounting for income taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The accounting update removes certain exceptions to the general principles in ASC 740 as well as provides simplification by clarifying and amending existing guidance. The Company is currently assessing the impact of the new standard on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning January 1, 2021. The Company has determined not to early adopt ASU 2020-06. The implementation of this accounting treatment is not expected to have a material effect on the Company’s financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISEMAN GLOBAL LIMITED
(Name of Registrant)
Date: May 12, 2023

	By:	/s/ Lai Jinpeng
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Lai Jinpeng	Chief Executive Officer, Director, President, Secretary and Treasurer	May 12, 2023
Lai Jinpeng	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	May 12, 2023
Yang Lin

-10-