Form 10-Q
period 2021-09-30
Wiseman Global Ltd
filed 2023-06-02
CIK 1756640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Room 929, Building 1, Fuji Land Building, No. 6018, Longgang Avenue (Longgang Section), Nanlian Community, Longgang Street, Longgang District, Shenzhen City, Guangdong, People’s Republic of China, 518109

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2023
Common Stock, $0.0001 par value	102,400,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited)	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 – F-13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	7

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4	MINE SAFETY DISCLOSURES	9

ITEM 5	OTHER INFORMATION	9

ITEM 6	EXHIBITS	9

SIGNATURES		10

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In U.S. Dollars, except share data or otherwise stated)

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,313	$67,777
Accounts receivable	78,275	188,360
Inventories	406,053	466,363
Loan to related parties	300,375	128,665
Amount due from related parties	1,069	290
Prepayments	123,895	230,279
Deposits paid and other receivables	310,753	473,979
TOTAL CURRENT ASSETS	$1,310,733	$1,555,713

NON-CURRENT ASSETS
Right of use asset, net	170,132	75,520
Property, plant and equipment, net	9,575	11,928
TOTAL NON-CURRENT ASSETS	179,707	87,448

TOTAL ASSETS	$1,490,440	$1,643,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$206,957	$204,910
Income tax payable	321,403	317,113
Lease liability	67,054	67,532
Advance from a director	71,753	53,635
Advance from related parties	776	-
CURRENT LIABILITIES	667,943	643,190

NON-CURRENT LIABILITIES
Lease liability	$113,124	$8,126
TOTAL NON-CURRENT LIABILITIES	113,124	8,126

TOTAL LIABILITIES	$781,067	$651,316

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 800,000,000 Issued and outstanding: 102,400,000 shares as of September 30, 2021 and 102,400,000 shares as of December 31, 2020	10,240	10,240
Additional paid-in capital	726,760	726,760
Accumulated other comprehensive income	51,373	41,692
Accumulated deficit	(79,000)	213,153

TOTAL STOCKHOLDERS’ EQUITY	709,373	991,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,490,440	$1,643,161

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE	$583	$105,775	$117,595	$242,006

COST OF REVENUE	(10)	(87,019)	(62,049)	(161,845)

GROSS PROFIT	573	18,756	55,546	80,161

OTHER INCOME, NET	640	14,265	8,836	215,915

OPERATING EXPENSES
General and administrative	(103,217)	(424,622)	(348,104)	(850,768)

LOSS FROM OPERATION BEFORE INCOME TAX	(102,004)	(391,601)	(283,722)	(554,692)

INTEREST INCOME	1	35	22	104

LOSS BEFORE INCOME TAX	(102,003)	(391,566)	(283,700)	(554,588)

INCOME TAX EXPENSES	-	-	(8,453)	(3,014)

NET LOSS	(102,003)	(391,566)	(292,153)	(557,602)

Other comprehensive income/(loss):
- Foreign currency translation income (loss)	1,104	33,624	9,681	19,254

COMPREHENSIVE LOSS	(100,899)	(357,942)	(282,472)	(538,348)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	102,400,000	102,400,000	102,400,000	102,400,000

See accompanying notes to the unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In U.S. Dollars, except share data or otherwise stated)

Nine months ended September 30, 2021 (Unaudited)

	Common Stock				Accumulated
	NUMBER OF		Additional Paid-in	Accumulated (DEFICIT)/	other comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2020	102,400,000	$10,240	$726,760	$213,153	$41,692	$991,845
Net loss for the period	-	$-	$-	$(79,962)	$-	$(79,962)
Foreign currency translation	-	$-	$-	$-	$(2,367)	$(2,367)
Balance as of March 31, 2021	102,400,000	$10,240	$726,760	$133,191	$39,325	$909,516
Net loss for the period	-	$-	$-	$(110,188)	$-	$(110,188)
Foreign currency translation	-	$-	$-	$-	$10,944	$10,944
Balance as of June 30, 2021	102,400,000	$10,240	$726,760	$23,003	$50,269	$810,272
Net loss for the period	-	$-	$-	$(102,003)	$-	$(102,003)
Foreign currency translation	-	$-	$-	$-	$1,104	$1,104
Balance as of September 30, 2021	102,400,000	$10,240	$726,760	$(79,000)	$51,373	$709,373

Nine months ended September 30, 2020 (Unaudited)

	Common Stock				Accumulated
	NUMBER OF		Additional Paid-in	Accumulated (DEFICIT)/	other comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of December 31, 2019	102,400,000	$10,240	$726,760	$803,938	$(9,464)	$1,531,474
Net loss for the period	-	$-	$-	$(79,352)	$-	$(79,352)
Foreign currency translation	-	$-	$-	$-	$(16,822)	$(16,822)
Balance as of March 31, 2020	102,400,000	$10,240	$726,760	$724,586	$(26,286)	$1,435,300
Net loss for the period	-	$-	$-	$(86,684)	$-	$(86,684)
Foreign currency translation	-	$-	$-	$-	$2,450	$2,450
Balance as of June 30, 2020	102,400,000	$10,240	$726,760	$637,902	$(23,836)	$1,351,066
Net loss for the period	-	$-	$-	$(391,566)	$-	$(391,566)
Foreign currency translation	-	$-	$-	$-	$33,624	$33,624
Balance as of September 30, 2020	102,400,000	$10,240	$726,760	$246,336	$9,788	$993,124

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,153)	$(557,602)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	9,505	25,340
Amortization of ROU asset	67,383	156,050
Change in lease liability	(64,531)	(155,964)
Disposal of fixed asset	-	189,356

Changes in operating assets and liabilities:
Accounts receivable	112,274	871,427
Inventories	66,120	(473,373)
Deposits paid, prepayments and other receivables	229,754	(113,563)
Accounts payable	-	(30,915)
Other payables and accrued liabilities	361	(75,912)

Net cash provided by/(used in) operating activities	$128,713	$(165,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to related parties	(124,983)	-

Net cash used in investing activities	$(124,983)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	$18,176	53,937

Net cash provided by financing activities	$18,176	$53,937

Effect of exchange rate changes in cash and cash equivalents	$630	$6,248

Net increase/(decrease) in cash and cash equivalents	22,536	(104,971)
Cash and cash equivalents, beginning of period	67,777	362,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,313	$257,800

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$7,742	$-
Right-of-use assets obtained in exchange for operating lease obligations	$170,132	$77,206

The accompanying notes are an integral part of these unaudited financial statements.

WISEMAN GLOBAL LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended September 30, 2021.

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

The revenue that generated through sale of goods are $80,672. Revenue generated through integration and installation services are $36,923.

Other Income

For the nine months ended September 30, 2021, we recorded an amount of $8,836 as other income, net as compared to $215,915 other income, net for the nine months ended September 30, 2020.

The net other income incurred during the nine months ended September 30, 2021 is derived from income from face mask trading, and distribution income. Net other income generated through face mask trading is $1,287. Net other income generated through distribution income is $7,549.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
September 30, 2021

Period-end HK$ : US$1 exchange rate	7.75
Period-average HK$ : US$1 exchange rate	7.75
Period-end CNY¥ : US$1 exchange rate	6.45
Period-average CNY¥ : US$1 exchange rate	6.46

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

Recently issued and adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company records both right-of-use asset and lease liability of $170,132 on its consolidated financial statements for the period ended September 30, 2021.

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

4. ACCOUNTS RECEIVABLE

The receivable and allowance balances as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Accounts receivable	$78,275	$188,360
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$78,275	$188,360

5. INVENTORIES

Inventories consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Finished goods	$406,053	$466,363
Inventories	$406,053	$466,363

Inventories consisting of products available for sell, are stated at the lower of cost or market value. There is no inventory allowance for the nine months ended September 30, 2021.

6. LOAN TO RELATED PARTIES

The details of the loan to related parties are stated as below:

Related Parties	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Party A	$92,514	$22,976
Party B	107,033	13,786
Party C	100,828	91,903
Total loan to related parties	$300,375	$128,665

The loan to related parties are unsecured, with interest-bearing of 7% and repayable within 6 months to 12 months.

Party A is a company which is owned 66% by our CEO.

Party B is a company which is our CEO is the majority shareholder.

Party C is a company which is the director is the company representative of the Company.

7. PREPAYMENTS

As of September 30, 2021, the Company prepayments consist of the prepayment for the professional fees, purchases, and renovation fees.

8. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits paid	$1,675	$1,654
Loan to third parties	221,029	393,237
Rental income receivables	60,000	60,000
Others	28,049	19,088
Total deposits paid and other receivables	$310,753	$473,979

The loan to third parties are unsecured, with interest-bearing varies of 3% or 7% and repayable within 1 months to 5 months.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Office equipment	$16,152	$16,003
Less: accumulated depreciation	(6,577)	(4,075)
Property, plant and equipment, net	$9,575	$11,928

Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $2,469 and $25,340, respectively. The depreciation expense has decreased significantly as the Company disposed fixed assets in the amount of $189,356 during the year ended December 31, 2020.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Other payables	$108,512	$44,312
Accrued other expenses	85,199	99,329
Receipt in advance	13,246	61,269
Total other payables and accrued liabilities	$206,957	$204,910

11. SHAREHOLDERS’ EQUITY

As of September 30, 2021, the Company had a total of 102,400,000 shares of its common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding.

12. ADVANCE FROM A DIRECTOR

As of September 30, 2021 and December 31, 2020, there is an advance from a director of $71,753 and $53,635, respectively.

13. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	A company which is owned 66% by our CEO.

WENZHI WU	The family member of the CEO and the Director of the Company.

WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	The director is the company representative of the Company.

XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	A company which is our CEO is the majority shareholder.

JINPENG LAI	The CEO and the Director of the Company.

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$380
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	1,780
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	69,808	-

Cost of revenue:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$10,017
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	-	14,627

Other income (cost):
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$(5,281)	$(230,821)

Inventories:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$29,120	$34,523

Prepayment
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$-	$135,512

Deposit paid and other receivables:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$1,675	$1,654

Loan to related parties:
- SHENZHEN WISEMAN SMART TECHNOLOGY GROUP CO., LIMITED	$92,514	$22,976
-WISEMAN CHIPS SMART TECHNOLOGY (SHENZHEN) CO., LIMITED	$100,828	$91,903
- XIANGXI WISEMAN INVESTMENT DEVELOPMENT CO., LIMITED	$107,033	$13,786

Amount due to related parties:
- WENZHI WU	$776	$290

Advance from a director:
- JINPENG LAI	$18,176	$50,974

14. INCOME TAX

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2021.

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

No deferred taxes were recognized for the three months ended September 30, 2021.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Nine months ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Computed expected benefits	(25)%	(25)%
Effect of foreign tax rate difference	1%	14%
Tax losses not recognized	24%	11%
Under provision of income tax in respect of prior year	3%	2%
Temporary difference not recognized	0%	0%
Income tax expense	3%	2%

	Nine months ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(70,925)	$(139,401)
Effect of foreign tax rate difference	3,023	78,618
Tax losses not recognized	67,902	62,622
Under provision of income tax in respect of prior year	8,453	3,014
Temporary difference not recognized	-	(1,839)
Income tax expense	$8,453	$3,014

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021:

	Nine months ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$84,599	$59,108
- Hong Kong	-	-
- PRC	-	10,936
Less: valuation allowance	(84,599)	(70,044)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $84,599 as of quarter ended September 30, 2021. During the quarter ended September 30, 2021, the valuation allowance increased by $14,555 primarily relating to net operating loss carry forwards from the various tax regime.

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

15. RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on August 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately US$170,132 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of September 30, 2021 and December 31, 2020, the right-of use asset and lease liabilities are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Within 1 year	$18,468	$68,897
After 1 year but within 5 years	173,248	8,271
Total lease payments	$191,716	$77,168
Less: interest	(11,538)	(1,510)
Total lease obligations	180,178	75,520
Less: current obligations	(67,054)	(67,532)
Long-term lease obligations	$113,124	$8,126

Other information:

	Nine months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	-	-
Operating cash flow from operating lease	$67,136	$123,380
Right-of-use assets obtained in exchange for operating lease liabilities	170,132	77,206
Remaining lease term for operating lease (years)	2.73	0.92
Weighted average discount rate for operating lease	4.75%	4.75%

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 2, 2023, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Our business has three main divisions and revenue streams, namely, (i) sales of household appliances and related domestic appliances products; (ii) consultancy; and (iii) integration and installation services. Virtually all of our products are manufactured by independent original equipment manufacturers (“OEMs”) in the PRC. For the three months ended September 30, 2021, our revenue was $583, and our gross profit was approximately $573. For the three months ended September 30, 2020, our revenue was $105,775, and our gross profit was approximately $18,756. We conduct our business through Shenzhen Wiseman Smart Industrial Co., Limited and its subsidiaries which are founded in the PRC and our Hong Kong subsidiary, Wiseman Global Limited (“Wiseman HK”).

Results of operations for the three months ended September 30, 2021

	Three Months Ended September 30,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$583	100.0%	$105,775	100.0%	$(105,192)	(99.4)%
Cost of revenues	(10)	(1.7)%	(87,019)	(82.3)%	(87,009)	(100.0)%
Gross profit	573	98.3%	18,756	17.7%	(18,183)	(96.9)%
Operating expenses	(103,217)	(17,704.5)%	(424,622)	(401.4)%	(321,405)	(75.7)%
Other income, net	640	109.8%	14,265	13.5%	(13,625)	(95.5)%
Loss from operations	(102,004)	(17,496.4)%	(391,601)	(370.2)%	(289,597)	(74.0)%
Net finance income	1	0.2%	35	0.0%	(34)	(97.1)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(102,003)	(17,496.2)%	$(391,566)	(370.2)%	$(289,563)	(73.9)%

Revenues

For the three months ended September 30, 2021 and 2020, the Company generated revenue in the amount of $583 and $105,775, representing a significant decrease of approximately 99.4%. The revenue is generated from the sales of household appliances and related products, and integration and installation services in China. The significant decrease in revenue was a result of the overall decline in the sales of our business.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 amounted to approximately $10 as compared to $87,019 for the three months ended September 30, 2020, representing a significant decrease of approximately 100.0%. The significant decrease in the cost of revenue was the result of the overall decline in the sales of our business. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $18,756 for the three months ended September 30, 2020 to approximately $573 for three months ended September 30, 2021, representing a significant decrease of approximately 96.9%. The significant decrease was primarily attributable to our sales decrease.

Operating Expenses

For the three months ended September 30, 2021 and 2020, we had operating expenses in the amount of $103,217 and $424,622, respectively, representing a significant decrease of approximately 75.7%. The significant decrease was primarily attributable to the decrease in leases expense, loss on disposal of fixed asset, rental expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the three months ended September 30, 2021, we recorded an amount of $640 as other income, net as compared to $14,265 other income, net for the three months ended September 30, 2020. The decrease was primarily attributable to the rental income, income from face mask trading, and distribution income. As of September 30, 2021, the rental income has been terminated thus there is no rental income for this period.

Income tax expenses

For the three months ended September 30, 2021 and 2020, we had no income tax expenses.

Net Loss

For the three months ended September 30, 2021, we had a net loss of $102,003 while we had a net loss of $391,566 for the three months ended September 30, 2020, representing a significant decrease of approximately 73.9%. The significant decrease in the net loss was primarily attributable to the significant decrease in cost of revenue, the significant decrease in operating expenses and decrease in other income.

Results of operations for the nine months ended September 30, 2021

	Nine Months Ended September 30,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$117,595	100.0%	$242,006	100.0%	$(124,411)	(51.4)%
Cost of revenues	(62,049)	(52.8)%	(161,845)	(66.9)%	(99,796)	(61.7)%
Gross profit	55,546	47.2%	80,161	33.1%	(24,615)	(30.7)%
Operating expenses	(348,104)	(296.0)%	(850,768)	(351.5)%	(502,664)	(59.1)%
Other income, net	8,836	7.5%	215,915	89.2%	(207,079)	(95.9)%
Loss from operations	(283,722)	(241.3)%	(554,692)	(229.2)%	(270,970)	(48.9)%
Net finance income	22	0.0%	104	0.0%	(82)	(78.8)%
Income tax expense	(8,453)	(7.2)%	(3,014)	(1.3)%	5,439	180.5%
Net loss	$(292,153)	(248.4)%	$(557,602)	(230.5)%	$(265,449)	(47.6)%

Revenues

For the nine months ended September 30, 2021 and 2020, the Company generated revenue in the amount of $117,595 and $242,006, representing a decrease of approximately 51.4%. The revenue is generated from the sales of household appliances and related products, the sales of face mask, and integration and installation services in China. The decrease in revenue was a result of the overall decline in the sales of our business.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2021 amounted to approximately $62,049 as compared to $161,845 for the nine months ended September 30, 2020, representing a decrease of approximately 61.7%. The decrease in the cost of revenue was a result of the overall decline in the sales of our business. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

Gross profit

Our gross profit decreased from $80,161 for the nine months ended September 30, 2020 to approximately $55,546 for nine months ended September 30, 2021, representing a decrease of approximately 30.7%. The decrease was primarily attributable to our sales decrease.

Operating Expenses

For the nine months ended September 30, 2021 and 2020, we had operating expenses in the amount of $348,104 and $850,768, respectively, representing a significant decrease of approximately 59.1%. The significant decrease was primarily attributable to the decrease in leases expense, loss on disposal of fixed asset, rental expense, research and development expense, salary, other professional fees and advertising and promotion.

Other Income, net

For the nine months ended September 30, 2021, we recorded an amount of $8,836 as other income, net as compared to $215,915 other income, net for the nine months ended September 30, 2020. The decrease was primarily attributable to the rental income, income from face mask trading, and distribution income. As of September 30, 2021, the rental income has been terminated thus there is no rental income for this period.

Income tax expenses

For the nine months ended September 30, 2021 and 2020, we had an income tax expense of $8,453 and $3,014, respectively. The tax expense incurred is an adjustment under the provision of income tax for the year ended December 31, 2020 from Wiseman Global Limited which was incorporated in Hong Kong.

Net Loss

For the nine months ended September 30, 2021, we had a net loss of $292,153 while we had a net loss of $557,602 for the nine months ended September 30, 2020, representing a decrease of approximately 47.6%. The decrease in the net loss was primarily attributable to the significant decrease in cost of revenue, the significant decrease in operating expenses, the significant decrease in other income and the overall decline of our business.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended September 30, 2021 and 2020 are as follow:

	2021	2020
	(In U.S. dollars)
Net cash provided by/(used in) operating activities	$128,713	$(165,156)
Net cash used in investing activities	$(124,983)	$-
Net cash provided by financing activities	$18,176	$53,937

Cash Provided by/Used in Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash provided by and used in operating activities was $128,713 and $165,156, respectively. The cash provided by and used in operating activities was attributable to operating expenses which included leases expense, rental expense, salary, other professional fees and advertising and promotions.

Cash Used in Investing Activities

For the nine months ended September 30, 2021 and 2020, the Company had advances of $124,983 and $0, respectively to related parties.

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $124,983 and $0, respectively, which reflected the advances to related parties.

Cash Provided by Financing Activities

For the nine months ended September 30, 2021 and 2020, the Company had advances of $18,176 and $53,937, respectively from our sole executive officer and director, Mr. Lai Jinpeng.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $18,176 and $53,937, respectively, which reflected the proceeds from advances from the directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $170,132 on its consolidated financial statements for the period ended September 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WISEMAN GLOBAL LIMITED
(Name of Registrant)

Date: June 2, 2023

	By:	/s/ Huang Guohuan
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Huang Guohuan	Chief Executive Officer, Director, President, Secretary and Treasurer	June 2, 2023
Huang Guohuan	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Yang Lin	Director and Chairperson	June 2, 2023
Yang Lin

-10-